Form 10QSB
period 2007-08-23
Phoenix International Ventures, Inc.
filed 2007-08-24
CIK 1383637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

[  ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _______________________ to ________________

Commission File Number 333-140257

Phoenix International Ventures, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	20-8018146
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

 (Address of principal executive offices)
 Zahir Teja, President & CEO
2201 Lockheed Way
Carson City, Nevada 89706
(775) 882-9700
_______________
 (Issuer's telephone number, including area code)

All Correspondence to:
Arthur S. Marcus, Esq.
Gersten Savage LLP
600 Lexington Avenue, 9th Floor
New York, New York 10022
(212) 752-9700

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

The number of shares outstanding of the issuer's common stock, as of August 22, 2007 was 6,996,000.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Phoenix International Ventures, Inc.

TABLE OF CONTENTS

                                                    Page

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements
Unaudited Balance Sheet as of June 30, 2007	3
Unaudited Consolidated Statements of Operations for the Three Months Ended and Six Months Ended June 30, 2007 and 20063	4
Unaudited Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006	5
Notes to Unaudited Financial Statements	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Controls and Procedures	10

PART II
OTHER INFORMATION

Item 1 Legal Proceedings	14
Item 2 Changes in Securities and Small Business Issuer Purchases of Equity Securities	15
Item 3 Defaults upon Senior Securities	15
Item 4 Submission of Matters to a Vote of Security Holders	15
Item 5 Other Information	15
Item 6 Exhibits and Reports on Form 8-K	15

PART I
FINANCIAL INFORMATION

Phoenix International Ventures, Inc.
Consolidated Balance Sheet
June 30, 2007
(Unaudited)

Assets

Current assets
Accounts receivable	$96,411
Inventory	114,000
Prepaid expenses	2,770

Total current assets	213,181

Property and equipment, net	24,660

Total assets	$237,841

Liabilities and Stockholders' (Deficit)

Current liabilities
Bank overdraft	$5,288
Line of credit	41,856
Accounts payable and accrued expenses	577,422
Notes payable	109,918
Legal settlement	398,980
Due to related party	49,988

Total current liabilities	1,183,452

Long term liabilities
Legal settlement - long-term	566,174
Due to related party	509,375

Total liabilities	2,259,001

Common stock subject to mandatory redemption
396,000 shares issued and outstanding	198,000

Stockholders' (deficit)
Preferred stock - $0.001 par value; 1,000,000 shares
authorized; zero shares issued and outstanding	-
Common stock - $0.001 par value; 50,000,000 shares
authorized; 6,600,000 shares issued and outstanding	6,600
Paid in capital	79,755
Accumulated (deficit)	(2,305,515)

(2,219,160)

Total liabilities and stockholders' (deficit)	$237,841

See notes to the financial statements

Phoenix International Ventures, Inc.
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Six months ended		Three months ended
	June 30,		June 30,
	2007	2006	2007	2006

Sales	$712,490	$681,544	$253,975	$586,986

Cost of sales	365,797	320,347	84,379	257,185

Gross margin	346,693	361,197	169,596	329,801

Operating expenses
General and administrative expenses	576,923	302,803	350,458	166,365
Depreciation	1,704	1,620	852	810

Total operating expenses	578,627	304,423	351,310	167,175

Income (loss) from operations	(231,934)	56,774	(181,714)	162,626

Other income (expense)
Interest expense	(8,741)	(8,304)	(4,694)	(4,896)
Income from cancellation of debt	-	7,000	-	7,000

	(8,741)	(1,304)	(4,694)	2,104

Income (loss) before taxes	(240,675)	55,470	(186,408)	164,730

Income taxes	(9)	-	-	-

Net income (loss)	$(240,684)	$55,470	$(186,408)	$164,730

Net income (loss) per common share:
Basic and diluted	$(0.04)	$2.77	$(0.03)	$8.24

Weighted average shares outstanding:
Basic and diluted	6,600,000	20,000	6,600,000	20,000

See notes to the financial statements

Phoenix International Ventures, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2007 and 2006
(Unaudited)

	2007	2006

Cash flows from operating activities

Net cash (used in) operating activities	$(9,382)	$(55,004)

Cash flows from investing activities
Cash received in acquisition of subsidiary	3,334
Purchase of fixed assets	(1,200)	-

Net cash provided by investing activities	2,134	-

Cash flows from financing activities
Bank overdraft	5,288	-
Proceeds of line of credit	6,856	-
Proceeds of note payable	-	60,000
Repayment of notes payable	(6,637)	(18,000)
Proceeds (repayment) of officer advances, net	(14,602)	52,238

Net cash provided by (used in) financing activities	(9,095)	94,238

Increase (decrease) in cash	(16,343)	39,234

Cash, beginning of period	16,343	9,240

Cash, end of period	$-	$48,474

Cash paid for
Interest	$4,038	$1,500
Income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of 396,000 shares of common stock
in exchange for debt	$198,000	$-

See notes to the financial statements

Note 1 - Summary of Significant Accounting Policies

Organization and Nature of Activities

Phoenix International Ventures, Inc. (PIV) was organized August 7, 2006 as a Nevada Corporation. The Company was formed to invest in the field of aerospace defense. Phoenix Aerospace, Inc. (PAI) was organized April 18, 2003 as a Nevada Corporation that specializes in manufacturing, re-manufacturing and upgrading of Ground Support Equipment (GSE) used in military and commercial aircraft.

Effective January 1, 2007, Phoenix International Ventures issued 3,000,000 shares of its common stock to the shareholder of Phoenix Aerospace, Inc. in exchange for all the issued and outstanding common stock of PAI pursuant to a Share Exchange Agreement. As a result of the transaction, the Company’s CEO and certain of his family members under his voting control possess a majority of the Company’s issued and outstanding common stock. The CEO owns the largest minority interest. PIV’s CEO was the sole shareholder, officer and director of PAI prior to the transaction and will continue to be the CEO of PIV. The transaction is considered in substance a capital transaction, and has been accounted for as a reverse acquisition, thus no goodwill or other intangible assets were recorded.  On this basis, the historical financial statements as of and prior to the acquisition date represent the operations of PAI.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned USA subsidiary, Phoenix Aerospace, Inc., and its wholly owned Israeli subsidiary, Phoenix Europe Ventures, Ltd. The expenditures of Phoenix Europe Ventures are generally incurred in New Israeli Shekels (NIS). Significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") pursuant to Item 310 of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position as of June 30, 2007, results of operations and cash flows for the three and six months ended June 30, 2007 and 2006, as applicable, have been made. The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the December 31, 2006 financial statements and the notes thereto included in the Company's Form SB-2, as amended.

Net (Loss) per Common Share

The Company follows SFAS 128, "Earnings per Share". Basic earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation.

Note 2 - Financial Condition, Liquidity, and Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

The Company incurred a net loss of $240,684 for the six months ended June 30, 2007. At June 30, 2007, the Company had a working capital deficit of $970,271 and a stockholders' deficit of $2,219,160. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

The ability of the Company to achieve its goals is dependent upon future capital raising efforts, obtaining and maintaining favorable contracts, and the ability to achieve future operating efficiencies anticipated with increased production levels. There can be no assurance that the Company's future efforts and anticipated operating improvements will be successful.

Note 3 - Notes Payable

At June 30, 2007, notes payable consist of the following:

Note payable in the amount of $84,517 plus interest. The note was due December 18, 2003. On January 21, 2005 a judgment was filed against the Company. The note is currently accruing interest at 10%	$95,055

Note payable with interest accrued at 7%, due February 28, 2008	14,863

$109,918

Note 4 - Legal Settlement

On June 10, 2004, the Company entered into a business arrangement which contained a covenant not to compete, confidentiality provision, and restrictions to do business in the Ground Support Equipment industry with its clients. This business arrangement failed and a Termination Agreement was signed by the Company on December 8, 2004 wherein the Company was obligated to pay a sum of $1,187,275. Under the provisions of the Termination Agreement, the Company paid a sum of $168,000 in December 2004 and was in default for the balance of $1,019,275. As a result, the dispute went to arbitration, and an award of $1,173,913 plus interest at the statutory rate was ordered against the Company on December 26, 2005.

On May 26, 2006, the Company entered into a settlement agreement whereby it agreed to make cash payments of $150,000 plus purchase credits of $500,000 to be applied towards materials and services from the Company. Furthermore, the Company agreed to pay an additional sum of $566,174, in the event that (a) the Company defaulted in making the cash payments or providing purchase credits or (b) if the Company is awarded a one-time specific contract from a specific customer within two years of the May 26, 2006 settlement agreement. To date, the Company has met its obligations under the May 26, 2006 settlement agreement and has made cash payments of $125,000 and applied $126,020 in purchase credits.

Note 5 - Related Party Transactions

An officer has made periodic advances to the Company which totaled $558,965, of which $49,988 is the current portion at June 30, 2007. These advances are non-interest bearing and the officer has agreed not to demand payment of the long-term portion during the next twelve months.

Note 6 - Share Capital

The Company is authorized to issue 1,000,000 shares of $0.001 preferred stock and 50,000,000 shares of $0.001 par value common stock.

On January l, 2007, the Company issued 3,000,000 shares of common stock in exchange for all of the issued and outstanding stock of Phoenix Aerospace, Inc. as part of a reverse merger.

On January 1, 2007, the Company issued 396,000 shares of common stock in exchange for notes payable in the amount of $198,000. Should registration of shares not be effective by December 2007, the original principal amount, without penalty, shall be returned to the creditors via the repurchase of the stock. This transaction falls within the scope of SFAS 151, the repurchase feature is accounted for as a liability under "shares subject to mandatory redemption". As a result these shares are not accounted for in the Company's outstanding shares and weighted average shares for earning per share. The Company's registration statement was declared effective on August 6, 2007, as a result the repurchase feature mentioned above is void as of that date.

On December 14, 2006, the Company entered into employment agreements with three key officers. In connection with these agreements, the Company agreed to grant 990,000 options to purchase common stock at a price of $0.50 per share. The employment agreements became effective on April 26, 2007. The above mentioned options have been granted accordingly on April 26, 2007.

On October 2, 2006, the Company entered into a consulting agreement with a related party. In connection with this agreement, the Company agreed to grant 330,000 options to purchase common stock at a price of $0.50 per share. The consulting agreement became effective on April 26, 2007. The above mentioned options have been granted accordingly on April 26, 2007.

On July 27, 2006, the Company entered into a retention agreement with a law firm. As part of this agreement, the Company agreed to grant warrants to purchase 170,000 shares of common stock at $1.00 per share. The warrants were to be granted immediately prior to the effective date of the SB-2 registration statement filed with the Securities and Exchange Commission.  The above mentioned options have been granted accordingly on August 6, 2007, the date of effectiveness of the Company's SB-2.

At June 30, 2007, stock options outstanding were as follows:

		Weighted
	Number of	Average
	Options	Exercise Price

Options outstanding at the beginning of the year	-	$-
Granted	1,320,000	$0.50

Options outstanding at the end of the period	1,320,000	$0.50

Options vested and exercisable	1,320,000	$0.50

Weighted average fair value of options granted		$0.08

Note 6 - Share Capital (Cont'd)

The following table summarizes information about options outstanding and exercisable at June 30, 2007:

Options Outstanding

	Number of	Weighted Average	Weighted Average
Range price ($)	Options	Remaining Life	Exercise price

$0.50	1,320,000	3.5 years	$0.50

Note 7 – Concentrations

For the six months ended June 30, 2007, two customers represented 73% of the Company’s revenues.  For the six months ended June 30, 2006, two customers represented 66% of the Company’s revenues.  At June 30, 2007, two customers represented 96% of the Company’s accounts receivable balance.

Note 8 – Subsequent Events

On August 6, 2007, the Company’s SB-2 registration statement was declared effective by the Securities and Exchange Commission (SEC).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The information set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains certain "forward-looking statements", including, among others (i) expected changes in the Company's revenues and profitability, (ii) prospective business opportunities and (iii) the Company's strategy for financing its business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends" or "expects". These forward-looking statements relate to the plans, objectives and expectations of the Company for future operations. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

You should read the following discussion and analysis in conjunction with the Financial Statements and Notes attached hereto, and the other financial data appearing elsewhere in this quarterly report.

The Company's revenues and results of operations could differ materially from those projected in the forward-looking statements as a result of numerous factors, including, but not limited to, the following: the risk of significant natural disaster, the inability of the Company to insure against certain risks, inflationary and deflationary conditions and cycles, currency exchange rates, changing government regulations domestically and internationally affecting our products and businesses.

OVERVIEW

Phoenix International Ventures, Inc. (“PIV” or the “Company”) was incorporated on August 7, 2006. PIV has no operations and operates as a holding company. The financial statements are consolidated with the Company's wholly owned USA subsidiary, Phoenix Aerospace, Inc., and its wholly-owned Israeli subsidiary, Phoenix Europe Ventures Ltd.

    Phoenix Aerospace, Inc (PAI) was incorporated on April 18, 2003. The Company, Zahir Teja, and Phoenix Aerospace, Inc. entered into a Share Exchange Agreement dated as of December 1, 2006. As a result of this transaction, PAI became a wholly owned subsidiary of the Company. The effective date of this transaction was January 1, 2007. The foregoing transaction has been treated for accounting purposes as a “reverse merger.”

The principal business reason for the share exchange was to establish a holding company structure.  This structure, the Company believes, facilitates future acquisitions and the opening up of new lines of business.  Of course, there can be no assurance that the Company will make any such acquisitions or open up any such new lines of business.

PAI manufactures support equipment for military aircraft which are used for maintaining, operating or testing aircraft sub-systems. It manufactures some of the existing support equipment which is in need of overhaul or facing maintainability and components obsolescence issues and it also manufactures new support equipment.

PAI is ISO 9001/2000 certified. The Company has recently renewed the process and extended its ISO 9001/2000 certificate until April 26, 2010. PAI has a licensing agreement with Lockheed Martin Aeronautics Company to re-manufacture several types of Support Equipment for P-3 Orion surveillance aircraft. PAI has a marketing, sales and manufacturing agreement with Honeywell Aerospace GmbH for Air Start Cart, RST-184 which is used on various aircraft.

The main users of the equipment are the United States Air Force, US Navy and defense-aerospace companies.

Financial Information - Percentage of Revenues (Unaudited)

	Six months ended June 30,
	2007	2006
Revenues	100%	100%
Cost of Goods Sold	-51%	-47%
Gross Profit	49%	53%
Operating Expenses:
Research and Development	0%	0%
Marketing and Selling	0%	0%
General and Administrative	-81%	-44%
Total Operating Expenses	-81%	-45%
Other Income (Expenses)	-1%	0%
Income (Loss) before Taxes	-34%	8%
Net income (loss)	-34%	8%

RESULTS OF OPERATIONS

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2007 AND JUNE 30, 2006

Revenues.  Revenues increased 5% to $712,490 for the six months ended June 30, 2007 compared to $681,544 for the six months ended June 30, 2006. Revenues were geographically generated within the US. The increase in revenues is primarily attributable to the procurement of new orders and programs by the Company.  Revenues attributable to repeat customers for the six months ended June 30, 2007 were approximately $347,819.  For the six months ended June 30, 2007, 48% of the revenues were derived from product sales, 39% from study contracts and 13% from remanufacturing in comparison to the six months ended June 30, 2006 in which 56% of its revenues were derived from remanufacturing orders.

For the six months ended June 30, 2007, two customers represented 73% of our revenues. As of June 30, 2007, all of our revenues were derived from our operations in the US.

Cost of Sales. Cost of revenues consists primarily of sub contractors and raw materials used in manufacturing along with other related charges. Cost of sales increased 14% to $365,797 for the six months ended June 30, 2007, compared to $320,347 for the six months ended June 30, 2006, representing 51% and 47% of the total revenues for the six months ended June 30, 2007 and June 30, 2006, respectively.

General and Administrative Expenses. General and administrative expenses increased by 91% to $576,923 for the six months ended June 30, 2007 from $302,803 for the six months ended June 30, 2006.  The increase in general and administrative costs are primarily attributable to $86,321 of expenses related to the going public process, an increase of $42,500 in salaries and consulting fees and $105,600 of expense incurred due to options expensing. As a percentage of revenues, general and administrative expenses increased to 81% for the six months ended June 30, 2007, as compared to 44% for the six months ended June 30, 2006.

Financing Expenses. Financing expenses, net, increased to $8,741 for the six months ended June 30, 2007 as compared to $8,304 for the six months ended June 30, 2006.

Income (Loss) before Taxes. Net loss before taxes for the six months ended June 30, 2007 amounted to $240,675, as compared to net income before taxes of $55,470, for the six months ended June 30, 2006.

Taxes on Income PIV had immaterial tax liability from the Israeli subsidiary for the six months ended June 30, 2007 as it had no income before taxes.

Net Income (Loss). Net loss for the six months ended June 30, 2007 was $240,684 as compared to net income of $55,470 for the same period in the year 2006. The loss is attributable primarily to an increase of 91% to $576,923 in general and administrative expenses for the six months ended June 30, 2007 compared to $302,803 for the six months ended June 30, 2006.

Income (Loss) Per Share. The loss per share of common stock of Phoenix International Ventures, Inc for the six months ended June 30, 2007 was $0.04 (basic and diluted shares 6,600,000 issued and outstanding shares). The earning per share of common stock of Phoenix Aerospace, Inc., for the six months ended June 30, 2006 was $2.77 (basic and diluted shares 20,000 issued and outstanding shares).

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2007 AND JUNE 30, 2006

Revenues.  Revenues decreased 56% to $253,975 for the three months ended June 30, 2007 compared to $583,986 for the three months ended June 30, 2006. Revenues were geographically generated within the US. The decrease in revenues is primarily attributable to the delivery of a sizeable order in the three months ended June 30, 2006 in comparison to moderate deliveries in the three months ended June 30, 2007.  Revenues attributable to repeat customers for the three months ended June 30, 2007 were approximately $347,819.  For the three months ended June 30, 2007, 48% of the revenues were derived from product sales, 39% from study contracts and 13% from remanufacturing in comparison to the three months ended June 30, 2006 in which 56% of its revenues were derived from remanufacturing orders.

For the three months ended June 30, 2007, two customers represented 58% of our revenues. As of June 30, 2007, all of our revenues were derived from our operations in the US.

Cost of Sales. Cost of revenues consists primarily of sub contractors and raw materials used in manufacturing along with other related charges. Cost of sales decreased 67% to $84,379 for the three months ended June 30, 2007, compared to $257,185 for the three months ended June 30, 2006, representing 33% and 43% of the total revenues for the three months ended June 30, 2007 and June 30, 2006, respectively. The reduction in the cost of sales as a percentage of revenues is due to the greater portion of the revenues being attributable to study contracts in the three months ended June 30, 2007 in comparison to the three months ended June 30, 2006.

General and Administrative Expenses. General and administrative expenses increased by 110% to $350,458 for the three months ended June 30, 2007 from $166,365 for the three months ended June 30, 2006.  The increase in general and administrative costs are primarily attributable to expenses related to the going public process, an increase of $42,500 in salaries and consulting fees and $105,600 of expense incurred due to options expensing. As a percentage of revenues, general and administrative expenses increased to 138% for the three months ended June 30, 2007, as compared to 28% for the three months ended June 30, 2006.

Financing Expenses. Financing expenses, net, amounted to $4,694 for the three months ended June 30, 2007 as compared to $4,896 for the three months ended June 30, 2006.

Net Income (Loss). Net loss for the three months ended June 30, 2007 was $186,408 as compared to net income of $164,730 for the same period in the year 2006. The loss is attributable primarily to an increase in general and administrative expenses for the three months ended June 30, 2007, which were $351,310 as compared to $162,626 for the three months ended June 30, 2006.

Income (Loss) Per Share. The loss per share of common stock of Phoenix International Ventures, Inc for the three months ended June 30, 2007 was $0.03 (basic and diluted shares 6,600,000 issued and outstanding shares). The earning per share of common stock of Phoenix Aerospace, Inc, for the three months ended June 30, 2006 was $8.24 (basic and diluted shares 20,000 issued and outstanding shares).

COMPARISON OF THE BALANCE SHEET AS OF JUNE 30, 2007 AND DECEMBER 31, 2006

Current Assets. Current assets amounted to $213,181 as of June 30, 2007 as compared with $258,485 as of December 31, 2006. The decrease is primarily attributable to decrease in accounts receivable and cash.

Fixed Assets. Fixed assets after accumulated depreciation amounted to $24,460 as of June 30, 2007, as compared with $25,164 as of December 31, 2006.

Current Liabilities. As of June 30, 2007, current liabilities decreased to $1,183,452 as compared with $1,252,932 as of December 31, 2006.

Long-term Liabilities. Long term liabilities were $1,075,549 as of June 30, 2007 were unchanged in comparison to December 31, 2006.

Officer Advances. The Company had advances from a shareholder, Mr. Zahir Teja who is also our CEO, of $559,363 as of June 30, 2007. $49,988 of these advances are due on demand and $509,375 of these advances are non-interest bearing and are payable to the shareholder on September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Cash as of June 30, 2007, amounted to $0 as compared with $16,343 as of December 31, 2006, a decrease of $16,343. Net cash used in operating activities for the six months ended June 30, 2007, was $9,382. Net cash used in financing activities for the six months ended June 30, 2007 was $9,095.

Our capital investments are primarily for the purchase of equipment for services that we provide or intend to provide. This equipment includes truck, shop tools, and shop machinery

The Company leases its 10,000 square foot operating facility under a lease expiring September 30, 2007. The lease contains two, three-year renewal options. Minimum lease payments through September 30, 2007 are $15,843.

We shall continue to finance our operations mainly from the cash provided from operating activities. As of June 30, 2007, the Company had a backlog of approximately $2,005,542. Two of the orders are from two customers for the approximate amount of $1,538,542. These orders are for time, material and agreed profit. The Company collects a significant amount of these revenues on a monthly basis and for progress towards milestone billing. For these types of orders, which make up most of the Company's backlog, there is no need for the Company to finance materials and labor. Additionally, management is expecting, although there can be no assurance, that additional orders will come in. The senior management is also willing to defer salary payments if necessary. As a result, the Company believes it will have enough funds from its operations to support its operations for the Year 2007.

On December 1, 2006, the Company entered into an agreement with Phoenix International Ventures, Inc. ("PIV") wherein Phoenix Aerospace, Inc. would become a wholly owned subsidiary of PIV. The effective date of this transaction was January 1, 2007. In this arrangement, Phoenix International Ventures, Inc. assumed the debt of three creditors totaling $198,000 and settled such liabilities by issuing 396,000 ordinary shares, par value of $ 0.001 of PIV for the value of $ 0.50 per share.

We may consider raising additional capital through private and/or public placements to fund possible acquisitions and business development activities and for working capital.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Item 1.                      Legal Proceedings

The Company and Mr. Teja have entered into a settlement agreement with Kellstrom Defense Aerospace, Inc. This settlement agreement compromises a final judgment in the amount of $1,173,913 entered in connection with an action brought by Kellstrom against the Company in the United States District Court for the Southern District of Florida. Under this agreement, the Company has paid Kellstom $50,000. The Company has also paid the first three of four installment of $25,000. The remaining one installment of $25,000 was paid July 1, 2007. The Company has also issued Kellstrom a $500,000 purchase credit to be applied towards the purchase of materials and services from the Company. Upon the Company's making of the previously described payment and Kellstrom's utilization of the previously described purchase credit, Kellstrom will forgive certain of the Company's obligations under an agreement previously entered into between the Company and Kellstrom. Effective October 1, 2006, the Company has also assumed Kellstrom's obligation as tenant under a lease for the Carson City, Nevada facility. See “Properties and Facilities.” The settlement agreement contains other terms and conditions. If the Company fails to make the required settlement payments, then Kellstrom may seek to collect the total unpaid balance of the final judgment. The Company does not currently have the financial resources to pay off the total unpaid balance of the final judgment.

Under a Stipulation for Entry of Judgment, effective December 1, 2004, Mike Davidov d/b/a Mike Davidov Investments, obtained a judgment in Superior Court of California, County of Los Angeles, Central District in the aggregate amount of $91,343 against Phoenix Aerospace, Inc. and Mr. Teja. In the underlying action, Mr. Davidov sought to collect on a promissory note issued by Phoenix Aerospace, Inc. and Mr. Teja in the original principal amount of $84,617 and accrued interest thereon of $25,385. The Stipulation provided for monthly payments of $10,000 each before the tenth day of the applicable month until the outstanding balance is paid in full. Upon a payment default, Mr. Davidov has the right to seek a Writ of Execution. As of the date of this registration statement, Phoenix Aerospace, Inc. and Mr. Teja have not fulfilled all of their payment obligations under the Stipulation in accordance with the terms thereof. As of June 30, 2007, the balance of the promissory note referenced in the Stipulation for Entry of Judgment, plus interest, was $90,437.  The Company has recently received notice that Mr. Davidov has filed a Notice of Foreign Judgment in the Second Judicial District of the State of Nevada, County of Washoe.

Dividends

We have not paid any dividends on our common stock. We currently intend to retain any earnings for use in our business, and therefore do not anticipate paying cash dividends in the foreseeable future.

Off Balance Sheet Arrangements

None.

Item 3.                      Controls and Procedures

With the participation of management, our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures within the 90 days preceding the filing date of this quarterly report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

There were no significant changes in our internal control over financial reporting to the knowledge of our management, or in other factors that have materially affected or are reasonably likely to materially affect these internal controls over financial reporting subsequent to the evaluation date.

Item 2.                      Changes in Securities and Small Business Issuer Purchases of Equity Securities

None.

Item 3.                      Default upon Senior Securities

Not applicable.

Item 4.                      Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.                      Other Information

Not applicable.

Item 6.                      Exhibits and Reports on Form 8-K

(a)           Exhibits

Not applicable.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Phoenix International Ventures, Inc.
(Registrant)
Date: August 24, 2007	By:	/s/ Zahir Teja
Zahir Teja
President