Form 10QSB/A
period 2007-06-30
Phoenix International Ventures, Inc.
filed 2007-08-28
CIK 1383637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Amendment #1 to
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
Yes [ ] No [X]

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the exchange act): Yes [ ] No [X]

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
Phoenix International Ventures, Inc.
(Registrant)
Date: August 28, 2007	By:	/s/ Zahir Teja
Zahir Teja
President