Form 10QSB
period 2007-09-30
Phoenix International Ventures, Inc.
filed 2007-11-14
CIK 1383637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

[  ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _______________________ to ________________

Commission File Number 333-140257

Phoenix International Ventures, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	20-8018146
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

42 Carry Way
Carson City, NV 89706
(Address of principal executive offices)

(775) 882-9700
(Issuer’s telephone number, including area code)

2201 Lockheed Way
Carson City, Nevada 89706
(Former Address if Changed since the Last Report)

All Correspondence to:
Arthur S. Marcus, Esq.
John H. Riley, Esq.
Gersten Savage LLP
600 Lexington Avenue, 9th Floor
New York, New York 10022
(212) 752-9700

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the exchange act): Yes [ ] No [X]

The number of shares outstanding of the issuer’s common stock, as of November 9, 2007 was 7,096,000.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Phoenix International Ventures, Inc.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements
Phoenix International Ventures, Inc.

Phoenix International Ventures, Inc.
Consolidated Balance Sheet
September 30, 2007
(Unaudited)

ASSETS
Current assets
Cash	$123,759
Accounts receivable	57,214
Inventory	131,028
Prepaid expenses	1,334
Total current assets	313,335

Property and equipment, net	23,808
Other assets	4,000
Total assets	$341,143

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities
Line of credit	$45,404
Accounts payable and accrued expenses	662,822
Customer deposits	228,499
Notes payable	112,575
Legal settlement	373,980
Officer loans	55,610
Total current liabilities	1,478,890

Long term liabilities
Legal settlement - long-term	566,174
Officer loans	509,375
Total liabilities	2,554,439

Stockholders' (deficit)
Preferred stock - $0.001 par value; 1,000,000 shares authorized; zero shares issued and outstanding	–
Common stock - $0.001 par value; 50,000,000 shares authorized; 7,096,000 shares issued and outstanding	7,096
Paid in capital	362,259
Accumulated (deficit)	(2,582,651)
(2,213,296)
Total liabilities and stockholders' (deficit)	$341,143

Phoenix International Ventures, Inc.
Consolidated Statements of Operations
for the Three and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

Three months ended			Nine months ended
September 30,			September 30,
2007		2006	2007	2006
Sales	$77,192	$349,614	$789,682	$1,031,158
Cost of sales	52,708	149,181	418,504	468,222
Gross margin	24,484	200,433	371,178	562,936

Operating expenses
General and administrative expenses	296,221	187,966	873,144	494,474
Depreciation	852	809	2,556	2,428
Total operating expenses	297,073	188,775	875,700	496,902
Income (loss) from operations	-272,589	11,658	-504,522	66,034

Other income (expense)
Interest expense	-4,548	-74,813	-13,289	-80,717
Income from cancellation of debt	–	–	–	7,000
	-4,548	-74,813	-13,289	-73,717

Income (loss) before taxes	-277,137	-63,155	-517,811	-7,683
Income taxes	–	–	-9	–
Net income (loss)	$-277,137	$-63,155	$-517,820	$-7,683

Net income (loss) per common share:	$-0.04	$-3.16	$-0.07	$-0.38
Basic and diluted

Weighted average shares outstanding:	7,096,000	20,000	7,096,000	20,000
Basic and diluted

Phoenix International Ventures, Inc.
Consolidated Statements of Cash Flows
for the Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	2007	2006
Cash flows from operating activities
Net cash provided by (used in) operating activities	$110,495	$-90,594

Cash flows from investing activities
Cash received in acquisition of subsidiary	3,334	–
Purchase of fixed assets	-1,200	-500
Net cash provided by (used in) investing activities	2,134	-500

Cash flows from financing activities
Proceeds of line of credit	10,404	35,000
Proceeds of note payable	–	60,000
Repayment of notes payable	-6,637	-78,000
Proceeds (repayment) of officer advances, net	-8,980	70,038
Net cash provided by (used in) financing activities	-5,213	87,038

Increase (decrease) in cash	107,416	-4,056

Cash, beginning of period	16,343	9,240
Cash, end of period	$123,759	$5,184

Cash paid for
Interest	$5,928	$21,500
Income taxes	$–	$–

Non-cash investing and financing activities:
Issuance of 396,000 shares of common stock in exchange for debt	$198,000	$–

Phoenix International Ventures, Inc.
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

Basis of Presentation

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) pursuant to Item 310 of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position as of September 30, 2007, results of operations and cash flows for the three and nine months ended September 30, 2007 and 2006, as applicable, have been made. The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the December 31, 2006 financial statements and the notes thereto included in the Company’s Form SB-2, as amended.

Net (Loss) per Common Share

The Company follows SFAS 128, “Earnings per Share.” Basic earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation.

Note 2 - Financial Condition, Liquidity, and Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

The Company incurred a net loss of $517,820 for the nine months ended September 30, 2007. At September 30, 2007, the Company had a working capital deficit of $1,165,555 and a stockholders’ deficit of $2,213,296. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

The ability of the Company to achieve its goals is dependent upon future capital raising efforts, obtaining and maintaining favorable contracts, and the ability to achieve future operating efficiencies anticipated with increased production levels. There can be no assurance that the Company’s future efforts and anticipated operating improvements will be successful.

Note 3 - Notes Payable

At September 30, 2007, notes payable consist of the following:

Note payable in the amount of $84,517 plus interest of $26,095. The note was due December 18, 2003. On January 21, 2005 a judgment was filed against the Company. The note is currently accruing interest at 10%	$97,451
Note payable with interest accrued at 7%, due February 28, 2008	15,124
$112,575

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

On May 26, 2006, the Company entered into a settlement agreement whereby it agreed to make cash payments of $150,000 plus purchase credits of $500,000 to be applied towards materials and services from the Company. Furthermore, the Company agreed to pay an additional sum of $566,174, in the event that (a) the Company defaulted in making the cash payments or providing purchase credits or (b) if the Company is awarded a one-time specific contract from a specific customer within two years of the May 26, 2006 settlement agreement. To date, the Company has met its obligations under the May 26, 2006 settlement agreement and has made cash payments of $150,000 and applied $126,020 in purchase credits.

Note 5 - Related Party Transactions

An officer has made periodic advances to the Company which totaled $564,985, of which $55,610 is the current portion at September 30, 2007. These advances are non-interest bearing and the officer has agreed not to demand payment of the long-term portion during the next twelve months.

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

On September 24, 2007, the Company issued 100,000 shares of common stock as a bonus to Legal Counsel.  The stock was valued at fair market value of $85,000.

On December 14, 2006, the Company entered into employment agreements with three key officers. In connection with these agreements, the Company agreed to grant 990,000 options to purchase common stock at a price of $0.50 per share. The employment agreements became effective on April 26, 2007. The above-mentioned options have been granted accordingly on April 26, 2007.

On October 2, 2006, the Company entered into a consulting agreement with a related party. In connection with this agreement, the Company agreed to grant 330,000 options to purchase common stock at a price of $0.50 per share. The consulting agreement became effective on April 26, 2007. The above-mentioned options have been granted accordingly on April 26, 2007.

On July 27, 2006, the Company entered into a retention agreement with a law firm. As part of this agreement, the Company agreed to grant warrants to purchase 170,000 shares of common stock at $1.00 per share. The warrants were to be granted immediately prior to the effective date of the SB-2 registration statement filed with the Securities and Exchange Commission.  The above-mentioned options have been granted accordingly on August 6, 2007.

At September 30, 2007, stock options outstanding were as follows:

	Number of	Weighted
	Options	Average
		Exercise Price
Options outstanding at the beginning of the period	–	$–
Granted	1,320,000	$0.5
	170,000	$1.0

Options outstanding at the end of the period	1,490,000	$0.56

Options vested and exercisable	1,490,000	$0.56

Weighted average fair value of options granted		$0.08

The following table summarizes information about options outstanding and exercisable at September 30, 2007:

	Options Outstanding
Range price ($)	Number of Options	Weighted Average Remaining Life	Weighted Average Exercise Price
$0.50	1,320,000	3.5 years	$0.50
$1.00	170,000	2.9 years	$1.00

Note 7 – Concentrations

For the nine months ended September 30, 2007, two customers represented 78% of the Company’s revenues. For the nine months ended September 30, 2006, three customers represented 81% of the Company’s revenues.  At September 30, 2007, two customers represented 87% of the Company’s accounts receivable balance.

Note 8 – Commitments

The Company leases a 7,500 square foot operating facility under a lease expiring September 30, 2008. The lease contains one-year renewal options. Minimum lease payments through September 30, 2008 are $36,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The information set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains certain “forward-looking statements”, including, among others (i) expected changes in the Company’s revenues and profitability, (ii) prospective business opportunities and (iii) the Company’s strategy for financing its business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes,” “anticipates,” “intends” or “expects.” These forward-looking statements relate to the plans, objectives and expectations of the Company for future operations. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

You should read the following discussion and analysis in conjunction with the Financial Statements and Notes attached hereto, and the other financial data appearing elsewhere in this quarterly report.

The Company’s revenues and results of operations could differ materially from those projected in the forward-looking statements as a result of numerous factors, including, but not limited to, the following: the risk of significant natural disaster, the inability of the Company to insure against certain risks, inflationary and deflationary conditions and cycles, currency exchange rates, changing government regulations domestically and internationally affecting our products and businesses.

OVERVIEW

Phoenix International Ventures, Inc. (“PIV” or the “Company”) was incorporated on August 7, 2006. PIV has no operations and operates as a holding company. The financial statements are consolidated with the Company’s wholly owned USA subsidiary, Phoenix Aerospace, Inc., and its wholly owned Israeli subsidiary, Phoenix Europe Ventures Ltd.

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

PAI is ISO 9001/2000 certified until April 26, 2010. PAI has a licensing agreement with Lockheed Martin Aeronautics Company to re-manufacture several types of Support Equipment for P-3 Orion surveillance aircraft. PAI has a marketing, sales and manufacturing agreement with Honeywell Aerospace GmbH for Air Start Cart, RST-184 which is used on various aircraft.

The main users of the equipment are the United States Air Force, US Navy and defense-aerospace companies.

Financial Information - Percentage of Revenues

(Unaudited)

	Nine months ended September 30,
	2007	2006
Revenues	100%	100%
Cost of Goods Sold	-53%	-45%
Gross Profit	47%	55%
Operating Expenses:
Research and Development	0%	0%
Marketing and Selling	0%	0%
General and Administrative	-111%	-48%
Total Operating Expenses	-111%	-48%
Other Income (Expenses)	-2%	-7%
Income (Loss) before Taxes	-66%	-1%
Net income (loss)	-66%	-1%

RESULTS OF OPERATIONS

Comparison of the Nine Months Ended September 30, 2007 and September 30, 2006

Revenues. Revenues decreased 23% to $789,682 for the nine months ending September 30, 2007 compared to $1,031,158 for the nine months ending September 30, 2006. Revenues were geographically generated within the US. The decrease in revenues is primarily attributable to the low revenues in the three months ended September 30, 2007 due to Company’s relocation and low deliveries of products.  Revenues attributable to repeat customers for the nine months ending September 30, 2007 were approximately $425,011.  For the nine months ending September 30, 2007, 49% of the revenues were derived from product sales, 39% from study contracts and 12% from remanufacturing in comparison to the nine months ending September 30, 2006 in which 50% of its revenues were derived from remanufacturing orders.

For the nine months ending September 30, 2007, two customers represented 78% of our revenues. As of September 30, 2007, all of our revenues were derived from our operations in the US.

Cost of Sales. Cost of revenues consists primarily of sub contractors and raw materials used in manufacturing along with other related charges. Cost of sales decreased 11% to $418,504 for the nine months ending September 30, 2007, compared to $468,222 for the nine months ending September 30, 2006, representing 53% and 45% of the total revenues for the nine months ending September 30, 2007 and September 30, 2006, respectively.

General and Administrative Expenses. General and administrative expenses increased by 76% to $875,700 for the nine months ending September 30, 2007 from $499,300 for the nine months ending September 30, 2006.  The increase in general and administrative costs are primarily attributable to $86,321 of expenses related to the going public process, an increase of $106,250 in salaries and consulting fees and $190,600 of expense incurred due to options and issued shares for compensation. As a percentage of revenues, general and administrative expenses increased to 111% for the nine months ending September 30, 2007, as compared to 48% for the nine months ending September 30, 2006.

Financing Expenses. Financing expenses, net, decreased to $13,289 for the nine months ending September 30, 2007 as compared to $80,717 for the nine months ending September 30, 2006. The decrease is primarily attributable to a non recurring interest expense having to do with a legal settlement in the nine months ended September 30, 2006.

Income (Loss) before Taxes. Net loss before taxes for the nine months ending September 30, 2007 amounted to $517,811 as compared to net loss before taxes of $7,683 for the nine months ending September 30, 2006.

Taxes on Income. PIV had immaterial tax liability from the Israeli subsidiary for the nine months ending September 30, 2007, as it had no income before taxes.

Net Income (Loss). Net loss for the nine months ending September 30, 2007 was $517,820 as compared to net loss of $7,683 for the same period in the year 2006. The loss is attributable primarily to an increase of 75% to $873,144 in general and administrative expenses for the nine months ending September 30, 2007 compared to $494,474 for the nine months ending September 30, 2006.

Income (Loss) Per Share. The loss per share of common stock of Phoenix International Ventures, Inc for the nine months ending September 30, 2007 was $0.07 (basic and diluted shares 7,096,000 issued and outstanding shares). The loss per share of common stock of Phoenix Aerospace, Inc., for the nine months ending September 30, 2006 was $0.50 (basic and diluted shares 20,000 issued and outstanding shares).

Comparison of the Three Months Ended September 30, 2007 and September 30, 2006

Revenues. Revenues decreased 78% to $77,192 for the three months ended September 30, 2007 compared to $349,614 for the three months ended September 30, 2006. Revenues were geographically generated within the US. The decrease in revenues is primarily attributable to the Company’s relocation and decrease in deliveries in the three months ended September 30, 2007 in comparison to moderate deliveries in the three months ended September 30, 2006.  Revenues attributable to repeat customers for the three months ended September 30, 2007 were approximately $77,192.  For the three months ended September 30, 2007, 53% of the revenues were derived from product sales, 47% from study contracts and 0% from remanufacturing in comparison to the three months ended September 30, 2006 in which 39% of its revenues were derived from remanufacturing orders.

For the three months ended September 30, 2007, two customers represented 100% of our revenues. As of September 2007, all of our revenues were derived from our operations in the US.

Cost of Sales. Cost of revenues consists primarily of sub contractors and raw materials used in manufacturing along with other related charges. Cost of sales decreased 64% to $52,708 for the three months ended September 30, 2007, compared to $149,181 for the three months ended September 30, 2006, representing 68% and 42% of the total revenues for the three months ended September 30, 2007 and September 30, 2006, respectively. The increase in the cost of sales as a percentage of revenues is due to the drop in deliveries and relocation in the three months ended September 2007 in comparison to the three months ended September 2006.

General and Administrative Expenses. General and administrative expenses increased by 53% to $296,221 for the three months ended September 30, 2007 from $187,966 for the three months ended September 30, 2006.  The increase in general and administrative costs are primarily attributable to expenses related to the going public process, an increase of $63,750 in salaries and consulting fees and $85,000 of compensation expense incurred due to issuing of stock to legal counsel. As a percentage of revenues, general and administrative expenses increased to 383% for the three months ended September 30, 2007, as compared to 55% for the three months ended September 30, 2006.

Financing Expenses. Financing expenses, net, amounted to $4,548 for the three months ended September 30, 2007 as compared to $74,813 for the three months ended September 30, 2006. The decrease is primarily attributable to a non recurring interest expense having to do with a legal settlement in the three months ended September 30, 2006.

Net Income (Loss). Net loss for the three months ended September 30, 2007 was $277,137 as compared to net loss of $63,155 for the same period in the year 2006. The loss is attributable primarily to an increase in general and administrative expenses and drop in revenue for the three months ended September 30, 2007, general and administrative expenses were $296,221 for the three months ended September 30, 2007 as compared to $187,966 for the three months ended September 30, 2006. Revenue was $77,192 for the three months ended September 30, 2007 as compared to 349,614 for the three months ended September 30, 2006.

Income (Loss) Per Share. The loss per share of common stock of Phoenix International Ventures, Inc for the three months ended September 30, 2007 was $0.04 (basic and diluted shares 7,096,000 issued and outstanding shares). The loss per share of common stock of Phoenix Aerospace, Inc, for the three months ended September 30, 2006 was $3.27 (basic and diluted shares 20,000 issued and outstanding shares).

Comparison of the Balance Sheet as of September 30, 2007 and December 31, 2006

Current Assets. Current assets amounted to $313,335 as of September 30, 2007 as compared with $258,485 as of December 31, 2006. The increase is primarily attributable to increase in cash.

Fixed Assets. Fixed assets after accumulated depreciation amounted to $23,808 as of September 30, 2007, as compared with $25,164 as of December 31, 2006.

Current Liabilities. As of September 30, 2007, current liabilities increased to $1,478,890 as compared with $1,252,932 as of December 31, 2006.

Long-term Liabilities. Long term liabilities were $1,075,549 as of September 30, 2007 were unchanged in comparison to December 31, 2006.

Officer Advances. The Company had advances from a shareholder, Mr. Zahir Teja who is also our CEO, of $559,363 as of September 30, 2007. $55,610 of these advances are due on demand and $509,375 of these advances are non-interest bearing and are payable to the shareholder on September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Cash as of September 30, 2007, amounted to $123,759 as compared with $16,343 as of December 31, 2006, an increase of $107,416. Net cash provided by operating activities for the nine months ended September 30, 2007, was $110,495. Net cash provided by in financing activities for the nine months ended September 30, 2007 was $5,213.

Net cash provided by investing activities for the nine months ended September 30, 2007 was $2,134.  Our capital investments are primarily for the purchase of equipment for services that we provide or intend to provide. This equipment includes truck, shop tools, and shop machinery.

The Company leases its 7,500 square foot operating facility under a lease expiring September 30, 2008. The lease contains one-year renewal options. Minimum lease payments through September 30, 2008 are $36,000.

We shall continue to finance our operations mainly from the cash provided from operating activities. As of September 30, 2007, the Company had a backlog of approximately $2,982,000. Two of the orders are from two customers for the approximate amount of $1,458,000. These orders are for time, material and agreed profit. The Company collects a significant amount of these revenues on a monthly basis and for progress towards milestone billing. For these types of orders, which make up approx half of the Company’s backlog, there is no need for the Company to finance materials and labor. Additionally, management is expecting, although there can be no assurance, that additional orders will come in. The senior management is also willing to defer salary payments if necessary. As a result, the Company believes it will have enough funds from its operations to support its operations for the next twelve months.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company and Mr. Teja have entered into a settlement agreement with Kellstrom Defense Aerospace, Inc. This settlement agreement compromises a final judgment in the amount of $1,173,913 entered in connection with an action brought by Kellstrom against the Company in the United States District Court for the Southern District of Florida. Under this agreement, the Company has paid Kellstrom $50,000. The Company has also paid the first three of four installment of $25,000. The remaining one installment of $25,000 was paid July 1, 2007. The Company has also issued Kellstrom a $500,000 purchase credit to be applied towards the purchase of materials and services from the Company. Upon the Company’s making of the previously described payment and Kellstrom’s utilization of the previously described purchase credit, Kellstrom will forgive certain of the Company’s obligations under an agreement previously entered into between the Company and Kellstrom. Effective October 1, 2006, the Company had also assumed Kellstrom’s obligation as tenant under a lease for the Carson City, Nevada facility. The Company vacated these premises, effective September 30, 2007. The settlement agreement contains other terms and conditions. If the Company fails to make the required settlement payments, then Kellstrom may seek to collect the total unpaid balance of the final judgment. The Company does not currently have the financial resources to pay off the total unpaid balance of the final judgment.

Under a Stipulation for Entry of Judgment, effective December 1, 2004, Mike Davidov d/b/a Mike Davidov Investments, obtained a judgment in Superior Court of California, County of Los Angeles, Central District in the aggregate amount of $91,343 against Phoenix Aerospace, Inc. and Mr. Teja. In the underlying action, Mr. Davidov sought to collect on a promissory note issued by Phoenix Aerospace, Inc. and Mr. Teja in the original principal amount of $84,617 and accrued interest thereon of $25,385. The Stipulation provided for monthly payments of $10,000 each before the tenth day of the applicable month until the outstanding balance is paid in full. Upon a payment default, Mr. Davidov has the right to seek a Writ of Execution. As of the date of this quarterly report, Phoenix Aerospace, Inc. and Mr. Teja have not fulfilled all of their payment obligations under the Stipulation in accordance with the terms thereof. As of September 30, 2007, the balance of the promissory note referenced in the Stipulation for Entry of Judgment, plus interest, was $90,437.  The Company has received notice that Mr. Davidov has filed a Notice of Foreign Judgment in the Second Judicial District of the State of Nevada, County of Washoe, and Mr. Teja has recently received a copy of an Ex Parte Motion for Examination Notice.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Default upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits

No.	Exhibit
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Phoenix International Ventures, Inc.
(Registrant)
By:	/s/ Zahir Teja
Zahir Teja President