Form 10KSB
period 2007-12-31
Phoenix International Ventures, Inc.
filed 2008-04-02
CIK 1383637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2007
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from __________to ___________
Commission file number 333-140257

Phoenix International Ventures, Inc
(Name of small business issuer in its charter)
Nevada	20-8018146
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
42 Carry Way, Carson City NV 89706	89706
(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number: (775) 882 9700
Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act               Yes [ ]   No [X]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]       No [   ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [   ]   No [X]

State issuer’s revenue for its most recent fiscal year.  $948,775

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days.
$4,650,165

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 7,746,143 shares of Common Shares as of December 31, 2007

Transitional Small Business Disclosure Format (Check One):  Yes: [   ]     No: [X]

 PART I
Item 1.  Description of Business

Corporate information

We were incorporated on August 7, 2006 under the laws of the State of Nevada. Phoenix Aerospace, Inc. was incorporated on April 18, 2003 under the laws of the State of Nevada. The Company, Zahir Teja, and Phoenix Aerospace, Inc. had entered into a Share Exchange Agreement dated as of December 1, 2006. Under the Share Exchange Agreement, Mr. Teja, the sole owner and principal of Phoenix Aerospace, Inc. exchanged all the issued and outstanding shares of Phoenix Aerospace, Inc. common stock for 3,000,000 shares of the common stock of the Company. As a result of this transaction, Phoenix Aerospace, Inc. became a wholly owned subsidiary of the Company, and Mr. Teja became a principal stockholder of and continued to be a principal of the Company. The effective date of this transaction was January 1, 2007. The foregoing transaction has been treated for accounting purposes as a “reverse merger.”

The principal business reason for the share exchange was to establish a holding company structure.  This structure, the Company believes, facilitates future acquisitions and the opening up of new lines of business.  Of course, there can be no assurance that the Company will make any such acquisitions or open up any such new lines of business.

General

Phoenix International Ventures, Inc. was formed to invest and develop business in the fields of aerospace and defense. We, through our wholly owned subsidiary, Phoenix Aerospace, Inc., manufacture, upgrade and remanufacture electrical, hydraulic and mechanical support equipment primarily for the United States Air Force and Navy and the United States defense-aerospace industry. Currently our support equipment is used to maintain or operate various aircrafts or aircraft systems, such as the F-22 fighter and F-16 fighter, which are in current production; the P-3 surveillance plane and various other `legacy' aircraft which are no longer in production.

Some of the support equipment for a number of weapon systems in current production, as well as `legacy' weapon systems are in need of overhaul or are obsolete and need to be replaced. The Company remanufactures some of the existing support equipment, and also manufactures new support equipment.  Frequently new support equipment is often not available, has long delivery lead times, or is very expensive to purchase. Upgrading and remanufacturing of existing support equipment thus becomes an alternative. Our remanufacturing process for existing support equipment is designed to respond to this market.

Our remanufacturing process involves breaking down the support equipment for analysis, replacing or refurbishing broken or defective components, rebuilding the support equipment, and finally testing the support equipment so that it has the same form, fit and function of the original support equipment in accordance with the original manufacturer's specifications.

The Military Market

The U.S. military market which we contract with and seek to contract with includes two branches of the U.S. military-the U.S. Air Force and the U.S. Navy-and a number of contractors who have extensive business relationships with branches of the U.S. military.

The U.S. military market is largely dependent upon government budgets, particularly the defense budget. The funding of government programs is subject to Congressional appropriation. While U.S. defense contractors have benefited from an upward trend in overall defense spending in the last few years, the ultimate size of future defense budgets remains uncertain. Current indications are that the total defense budget will increase over the next few years. However, Department of Defense programs in which we participate, or in which we may seek to participate in the future, must compete with other programs for consideration during our nation's budget formulation and appropriation processes. Budget decisions made in this environment may have long-term consequences for our size and structure and that of the defense industry. While we believe that our programs are a high priority for national defense, there remains the possibility that one or more of our programs will be reduced, extended, or terminated. Reductions in our existing programs, unless offset by other programs and opportunities, could adversely affect our ability to grow our revenues and profitability. Although multi-year contracts may be authorized in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may be expected to continue for several years. Consequently, programs are often only partially funded and additional funds are committed only as Congress makes further appropriations.

The U.S. Government and U.S. Defense Contractors Contracting Process

The Company's U.S. government contracts are obtained through the Department of Defense procurement process as governed by the Federal Acquisition Regulations and related regulations and agency supplements, and are historically fixed-price contracts. This means that the price is agreed upon before the contract is awarded and we assume complete responsibility for any difference between estimated and actual costs Subsequent to September 30, 2006, the Company has entered into several cost plus contracts. This means that under the applicable agreement, the Company is entitled to be reimbursed for its costs and is entitled to be paid a fixed rate of return. What constitutes reimbursable costs and the prescribed rate of return is ordinarily subject to negotiation.

Under the Truth in Negotiations Act of 1962 (the “Negotiations Act”), the U.S. government has the right for three years after final payment on certain negotiated contracts, subcontracts and modifications, to determine whether the Company furnished the U.S. government with complete, accurate and current cost or pricing data as defined by the Negotiations Act. If the Company fails to satisfy this requirement, the U.S. government has the right to adjust a contract or subcontract price by the amount of any overstatement as defined by the Negotiations Act.

U.S. government contracts permit the U.S. government to unilaterally terminate these contracts at its convenience. In the event of such termination, we are entitled to reimbursement for certain expenditures and overhead as provided for in applicable U.S. government procurement regulations. Generally, this results in the contractor being reasonably compensated for work actually done, but not for anticipated profits. The U.S. government also may terminate contracts for cause if the Company fails to perform in strict accordance with contract terms. Termination of, or elimination of appropriation for, a significant government contract could have a material adverse effect on our business, financial condition and results of operations in subsequent periods. Similarly, U.S. government contracts typically permit the U.S. government to change, alter or modify the contract at its discretion. If the U.S. government were to exercise this right, the Company could be entitled to reimbursement of all allowable and allocable costs incurred in making the change plus a reasonable profit.

Depending on the size, complexity, and duration of the particular agreement, the U.S. government may either pay for the manufactured or remanufactured product upon delivery and acceptance thereof or pay for the manufactured or remanufactured product in installments upon the accomplishment of specified milestones.

Ordinarily, a prospective vendor looking to do business with the U.S. Department of Defense or with U.S. defense contractors has to prepare the company to be ISO (International Standard Organization) certified. This means that it has to have proper written management procedures on all facets of its business including but not limited to, quoting to a customer, receiving purchase orders, issuing purchase orders, issuing work orders, tracking work orders, quality control for incoming materials and outgoing finished goods and inspections and acceptance, etc. and that the vendor is operating its business following these procedures.

Once a vendor has these management procedures in place, it has to engage the services of an independent certified company that is qualified to audit these procedures and confirm that the vendor is following them in its day-to-day operations. This will result in a vendor being ISO certified. This certification does not mean that the vendor has technical capabilities or the ability to perform on a contract. This certification informs a potential customer that the company has written procedures and that it follows them to conduct its day-to-day business.

To obtain this certification is burdensome and time consuming because the vendor has to have a full complement of personnel in different departments who are able to perform tasks per the written procedures; all the while no revenues are generated. The Company has already received this certification in 2003, which certification was recently renewed, effective April 26, 2007, for an additional three year period.

Once a vendor is ISO certified, a vendor is in a position to solicit business from a defense contractor (customer), who frequently has its own quality assurance program. Typically, for the first contract/purchase order, if the customer decides it wants to procure goods and services from a vendor, then the customer prior to issuing a contract/purchase order would schedule to send (generally at its own expense), an inspector or team of inspectors to go to the vendor facility and determine for itself, using its own criteria: the technical capabilities, facilities, quality assurance procedures etc. Once satisfied, then and only then they will issue a purchase order. This is done at the expense of the customer and the customer will only spend money for this expense, if it determines that the vendor has the possibility to supply goods and services that is beneficial to the customer.

This appraisal of the vendor by a customer prior to issuing a contract/purchase order to the vendor gives the customer reasonable assurance that the goods and services it is procuring from a vendor will be delivered to them in the manner prescribed in the contract/purchase order.

Products and Services

Our support equipment is used to maintain or operate various aircrafts or aircraft systems, such as the F-22 fighter and F16 fighter, each of which is in current production and the P-3 surveillance plane and various other `legacy' aircraft which are no longer in production.

We have remanufactured or are currently remanufacturing (a) for the U.S. Navy, BR-61 electrical/electronic Test Sets, used to test aircraft environmental systems for the P-3 surveillance plane, (b) for Lockheed Martin, MJ1A Weapons loaders (multi-platform) for use by the U.S. Air Force, and (c) for Lockheed Martin, A/M32A-95 Air Start Carts (multi-platform) for the U. S. Air Force's F-22 fighter.  With respect to each of the previously described programs, we break down the support equipment for analysis, replacing or refurbishing broken or defective components, rebuilding the support equipment, and finally testing the support equipment so that it has the same form, fit and function of the original support equipment in accordance with the original manufacturer's specifications.

We are currently manufacturing (a) for Northrop Grumman Corporation, new RST-184 Air Start Carts (multi-platform), (b) for the U.S. Navy, new test set adaptors (Time Domain Reflectometer Adaptors), and (c) for the U.S. Air Force, new Pitot Adaptor Sets, used to check air speed systems.

On occasion, the Company has been engaged by a branch of the U.S. military, to perform a feasibility study for various different items of support equipment to address obsolescence issues and recommend solutions to extend service life for the item of support equipment analyzed. Once the recommended solution is approved by the branch of the U.S. military, then the Company would be requested to manufacture several units of each item as proof of concept.

One of the outgrowths of such a study is the potential to be awarded a contract to implement the study's recommendations.

Market Opportunity and Strategy

Management believes that the scope of the market opportunity for manufacturing and remanufacturing/refurbishing support equipment for the U.S. military market is viable. The viability of the business opportunity is supported by the following market characteristics:

•	the aging support equipment in the field at large;

•	the growing demand for U.S. military preparedness given the current global political climate;

•	the surge in defense spending from a little over $300 billion before the September 11, 2001 attacks on the United States to over $400 billion annually; and

•	the U.S. military's insistence that defense contractors operate efficiently and timely to deliver the much needed military equipment.

It is difficult to determine what portion of the above referenced defense spending will be allocated to manufacturing, remanufacturing, and refurbishing of support equipment. Moreover, there is no assurance that the previously set forth market characteristics will not change. See additional discussion in Item 1A - “Risk Factors”.

The military market is currently dominated by major players such as Lockheed Martin Corporation, Honeywell International Inc, Northrop Grumman Corporation, and DRS, Inc. The Company has no intention to compete with these large defense contractors, rather it seeks to establish approved contractor, licensing, and teaming relationships with defense contractors such as Lockheed Martin and Honeywell. Management believes that these contractual relationships, coupled with the Company being designated a U.S. Navy and U.S. Air Force “Prime Contractor” and a U.S. Navy Designated Repair Depot for certain support equipment, will facilitate the Company's ability to successfully bid on and timely complete contracts with branches of the U.S. military.

Customization

Customization of our products is not a material aspect of our business.

Supply and Manufacturing

The Company's design, engineering and assembly facilities are located in its Carson City, Nevada headquarters. These facilities comply with certain U.S. military requirements necessary for the manufacture and assembly of products supplied to it and the Company has qualified its facility in order to meet the quality management and assurance standards (ISO-9001)/2000) of the International Organization for Standardization.

In the course of its remanufacturing process for a particular product, the Company must obtain replacement parts for worn out or defective components. In this circumstance, we may seek to purchase the replacement component from the original manufacturer or a distributor. Except as described below, we are not ordinarily a party to any formal written contract regarding the deliveries of supplies and components or their fabrication. The Company usually purchases such items pursuant to written purchase orders of both individual and blanket variety. Blanket purchase orders usually entail the purchase of a larger amount of items at fixed prices for delivery and payment on specific dates.

The Company relies on suppliers located in the United States and Europe. Certain components used in its products are obtained from sole sources. We have occasionally experienced delays in deliveries of components and may experience similar problems in the future. In an attempt to minimize such problems when the Company secures a contract, which involves parts that are generally more difficult to obtain, the Company may obtain the parts and keep them in inventory. However, any interruption, suspension or termination of component deliveries from the Company's suppliers could have a material adverse effect on its business.

Ordinarily, the Company will not agree to remanufacture a particular support unit unless Management believes that there are readily available sources of supply. Although Management believes that in nearly every case alternate sources of supply can be located, inevitably a certain amount of time would be required to find substitutes. During any such interruption in supplies, the Company may have to curtail the production and sale of the affected products for an indefinite period.

The Company entered into an arrangement with a defense equipment manufacturer in October, 2003 concerning licensing such manufacturer's technical data in connection with the repair/refurbishment of P-3 support equipment for sale to the U.S. government. This agreement is a non-transferable, non-exclusive royalty bearing license. Royalties related to sales of the support equipment are to be paid by the Company to the particular licensor for a term of five years. The respective parties' performance is subject to other terms, conditions and restrictions, including, without limitation, the maintenance of certain quality standards.

The Company entered into a purchase agreement and related license and technical assistance agreements dated June, 2005 with a defense equipment manufacturer concerning the assembly and sale of a ground power unit comprised of a cart, a control panel, a turbine engine, an electrical generator, and other components. Under the agreement, the Company is the designated supplier of this ground power unit for North America and for any other foreign military sales customer requirements through North American defense contractors. The defense manufacturer is required to provide kits comprised of specified components and the Company procures certain other components of the ground power units. The term of the agreement is three years subject to the Company's compliance with various terms and conditions.

Warranty and Customer Service

The Company usually provides one-year warranties on all its products covering both parts and labor although extended warranties may be purchased by customers. At its option, the Company repairs or replaces products that are defective during the warranty period if the proper usage and preventive maintenance procedures have been followed by its customers. Repairs that are necessitated by misuse of such products or are required beyond the warranty period are not covered by its normal warranty.

In cases of defective products, the customer typically returns them to the Company's Carson City, Nevada facility. Its service personnel then replace or repair the defective items and ship them back to the customer. Generally, all servicing is done at the Company's plant, and it charges its customers a fee for those service items that are not covered by warranty. Except for its extended warranties, it does not offer its customers any formal written service contracts.

Marketing and Sales

The Company markets its products and services through direct contact with officials of branches of the U.S. military and officials of various major defense contractors. In addition the Company promotes its products and services through the dissemination of product literature to potential customers and the attendance and exhibition at trade shows and seminars. The Company does not have an internal sales force specifically dedicated to the sales and marketing of the Company's products and services. The Company does not advertise in trade periodicals. Management believes that most of the Company's sales leads are generated by word-of-mouth referrals.

In the military market, the sales cycle for the Company's products usually entails a number of complicated steps and can take from six months to two years. The sales cycle in the commercial markets is generally not as complex or time consuming, but still may take as long as two years. Sales to the military and government markets are greatly influenced by special budgetary and spending factors pertinent to these organizations.

Customers

The Company sells its products, directly or indirectly, primarily to the U.S. military market and large aerospace and military contractors. The Company also sells to various European customers.

The following chart sets forth for the fiscal period indicated the names of the Company's five largest customers and their respective percentages of the Company's total sales

Name	Fiscal Period	% of Total Sales
	Twelve Months Ended:
	2007

U.S. Navy		35
Northrop Grumman		34
MSI GMBH		13
U.S. Air Force		8
Camar		4

	2006

Lockheed Martin		36
U.S. Air Force		24
Kellstrom		11
U.S. Navy		10
Honeywell Aerospace		6

The loss of any of these customers could have a material adverse impact on the Company's business.

 Competition

The Company competes in its market against other concerns, most of which are larger and have greater financial, technical, marketing, distribution and other resources than the Company. It competes on the basis of service, performance, reliability, price, and deliveries.

The Company encounters competition from Lockheed Martin Corporation, Boeing Corporation, Honeywell Aerospace GmbH, United Technologies Corporation, Northrop Grumman Corporation, and DRS, Inc. as well as from Engineered Support Systems, Inc. and Logistical Support, Inc. See "Risk Factors-Competition".

In the military and government markets, the Company will often be engaged, directly or indirectly, in the process of seeking competitive bid or negotiated contracts with government departments and agencies. These government contracts are subject to the Federal Acquisition Regulations with which the Company may have difficulty complying. However, the Company is often one of only a few companies whose products meet the required specifications designated by such customers.

Management believes that there are a number of barriers to entry into the military market. A would-be entrant would ordinarily, first need to obtain ISO9000 or applicable ISO certification. Then, customers in the U.S. defense industry and U.S. government departments would then certify such entrant's facilities, technical capabilities, and quality assurance program before such entrant can qualify to do business. The startup costs, Management believes, to get certified and to become an approved vendor are substantial. In addition, the would-be entrant must become familiar with and be willing to accept the risks of the U.S. government military procurement system. Management believes that the Company has the following competitive advantages over would-be entrants into the U.S. military markets. It is a:

	Lockheed Martin Aeronautics Company Licensee;

	Lockheed Martin Aeronautics Company approved vendor;

	Lockheed Martin Simulation, Training and Support approved vendor;

	Lockheed Martin Air Logistics Center approved vendor;

	U.S. Navy Prime Contractor;

	U.S. Navy Designated Depot Repair Center for Certain Support Equipment;

	U.S. Air Force Prime Contractor;

	Honeywell Aerospace GmbH approved vendor;

	Honeywell Aerospace GmbH Licensee;

	Northrop Grumman approved vendor;

	ISO 9001/2000 Certified; and

	Experienced with the U.S. government contracting process.

Backlog

As of December 31, 2007, the Company's backlog was approximately $3,644,905 as compared with a backlog of approximately $2,600,000 as of December 31, 2006. Four customers accounted for approximately 23%, 18%, 16%, and 13% of such backlog as of December 31, 2007. The Company presently expects to manufacture and deliver most of the products in its backlog within the next 12 months.

Substantially all the Company's backlog figures are based on written purchase orders or contracts executed by the customer and involve product deliveries. All orders are subject to cancellation. However, in that event, the Company is generally entitled to reimbursement of its cost and negotiated profits; provided that such contracts would have been profitable.

Research and Development Activities

The Company does not devote a material amount of time to separate research and development activities.

Intellectual Property

To date, Company generated proprietary information and know-how are an important aspect to the Company's commercial success. Although the Company does not have a separate research and development department, the Company nevertheless obtains important proprietary information and know-how in connection with the fulfillment of its obligations under its agreements with the U.S government and defense contractors. The Company has entered into two licensing arrangements whereby the specified U.S. defense contractor has agreed to share its technical data under licensing agreements concerning the sale of particular support equipment to a branch of the U.S. military. The Company holds no patents or copyrights and does not have trademark protection for the Phoenix International Ventures or Phoenix Aerospace names. The Company requires each of its employees to sign confidential information agreements. There can be no assurance that others will not either develop independently the same or similar information or obtain and use proprietary information used by the Company.

Management believes that its products do not infringe the proprietary rights of third parties. In this regard, the Company seeks to obtain representations and warranties of non-infringement from persons with respect to whom the Company enters into technical data licensing agreements. There can be no assurance, however, that third parties will not assert infringement claims against it in the future or be successful in asserting such claims.

Subsidiaries

The Company has two wholly owned subsidiaries: Phoenix Aerospace, Inc., a Nevada corporation, and Phoenix Europe Ventures, Ltd., an Israeli corporation.

Government Regulations and Contracts; Compliance with Government Regulation

Due to the nature of the products designed, manufactured and sold by the Company for military applications, it is subject to certain U.S. Department of Defense regulations. In addition, commercial enterprises engaged primarily in supplying equipment and services, directly or indirectly, to the United States government are subject to special risks such as dependence on government appropriations, termination without cause, contract renegotiation and competition for the available Department of Defense business. The Company has no material Department of Defense contracts that are subject to renegotiation in the foreseeable future and is not aware of any proceeding to terminate material Department of Defense contracts in which it may be indirectly involved. In addition, many of the Company's contracts provide for customer rights to audit its cost records and are subject to regulations providing for price reductions if inaccurate cost information was submitted by the Company.

Government contracts governing the Company's products are often subject to termination, negotiation or modification in the event of changes in the government's requirements or budgetary constraints. A majority of the products sold by the Company for government applications are sold to companies acting as contractors or subcontractors and not directly to government entities. Agreements with such contractors or subcontractors generally are not conditioned upon completion of the contract by the prime contractor. To the extent that such contracts are so conditioned, a failure of completion may have a material adverse effect on the Company's business. Currently, it does not have any contracts so conditioned.

The contracts for sale of its products are generally fixed-priced contracts. This means that the price is set in advance and generally may not be varied. Such contracts require the Company to properly estimate its costs and other factors prior to commitment in order to achieve profitability and compliance. The Company's failure to do so may result in unreimbursable cost overruns, late deliveries or other events of non-compliance.

Under certain circumstances, the Company is also subject to certain U.S. State Department and U.S. Department of Commerce requirements involving prior clearance of foreign sales. Such export control laws and regulations either ban the sale of certain equipment to specified countries or require U.S. manufacturers and others to obtain necessary federal government approvals and licenses prior to export. As a part of this process, the Company, in the event it engages foreign distributors, would generally require such foreign distributors to provide documents which indicate that the equipment is not being transferred to, or used by, unauthorized parties abroad.

The Company and its agents are also governed by the restrictions of the Foreign Corrupt Practices Act of 1977, as amended, ("FCPA") which prohibits the promise or payments of any money, remuneration or other items of value to foreign government officials, public office holder, political parties and others with regard to the obtaining or preserving commercial contracts or orders. The Company has required its foreign distributors to comply with the requirements of FCPA All these restrictions may hamper the Company in its marketing efforts abroad.

The Company's manufacturing operations are subject to various federal, state and local laws, including those restricting or regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. The Company is not involved in any pending or threatened proceedings which would require curtailment of, or otherwise restrict its operations because of such regulations, and compliance with applicable environmental laws has not had a material effect upon its capital expenditures, financial condition or results of operations.

Management believes that although compliance with applicable federal laws and regulations involves certain additional procedures by the Company that would not otherwise be required, such compliance has not generally inhibited or limited the Company's ability to enter into material contracts.

Employees

As of December 31, 2007, the Company had five full time employees, including two officers, and also had three part time employees, including one officer. Five of these employees were engaged in operations and three were engaged in administration, marketing, and business development.

None of its employees are covered by a collective bargaining agreement or are represented by a labor union. The Company considers its relationship with its employees to be satisfactory.

The design and manufacture of the Company's equipment requires substantial technical capabilities in many disparate disciplines from engineering, mechanics and electronics. While management believes that the capability and experience of its technical employees compares favorably with other similar manufacturers, there can be no assurance that it can retain existing employees or attract and hire the highly capable technical employees necessary in the future on terms deemed favorable to it, if at all.

Item 1A.  Risk Factors

Investing in our common stock involves a high degree of risk. Prospective investors should carefully consider the risks described below, together with all of the other information included or referred to in this Annual Report on Form 10-KSB, before purchasing shares of our common stock. There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. The risks described below are not the only ones we will face. If any of these risks actually occurs, our business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of our common stock could decline and investors in our common stock could lose all or part of their investment.

Risks Related To Our Business

The Company has a limited operating history.

The Company is recently organized and the Company's principal operating subsidiary, founded in April, 2003, has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects for financial success must be considered in light of the risks, expenses and difficulties frequently encountered by companies in highly competitive and evolving markets, such as the defense-aerospace industry market.

The Company has incurred losses and has a working capital deficit.

For the fiscal year ended December 31, 2007, Phoenix International Ventures , Inc. ("PIV") incurred a loss of $1,221,539 and for the fiscal year ended December 31, 2006, Phoenix Aerospace, Inc incurred a loss of $131,017.  As of December 31, 2007, PIV had a working capital deficit of $1,855,493 and an accumulated stockholders' deficit of $3,286,370.  The Company's working capital needs have been met by the cash flow from operations, private placements, salary deferral by Company principals, and loans.

We may fail to continue as a going concern, in which event you may lose your entire investment in our shares.

Our audited financial statements have been prepared on the assumption that we will continue as a going concern. Our independent registered public accountants have indicated that in their respective reports relative to PIV’s financial statements as of December 31, 2007 that (a) as discussed in Note 3 to its financial statements, PIV has working capital and stockholder deficits. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company may be unable to manage its growth or implement its business strategy.

Although the Company has experienced significant growth in a relatively short period of time, it cannot assure you that the growth the Company has experienced will continue, nor can the Company assure you that it will be able to expand its facilities, its client base and markets or implement the other features of the Company's business strategy at the rate or to the extent presently planned. The Company's rapid growth to date has placed, and in the future will continue to place, a significant strain on its administrative, operational and financial resources.

Our ability to generate revenue is dependent upon our success in obtaining awards for a very narrow category of contracts.

Our ability to generate all of our revenues is dependent upon our success in obtaining awards for a very narrow category of aerospace and defense contracts. If we are not successful in receiving contracts from the U.S. government and/or U.S. defense industry contractors for any reason, including our failure to meet eligibility requirements, competition, our failure to perform under prior contracts, and/or changes in government and/or defense industry contracting policies, we would not generate sufficient revenue to continue in business.

In addition to the foregoing, we are subject to the following risks in connection with government contracts:

The frequent need to bid on programs prior to completing the necessary design, which may result in unforeseen technological difficulties and/or cost overruns;
The difficulty in forecasting long-term costs and schedules and the potential obsolescence of products related to long term fixed-price contracts;
The risk of fluctuations or a decline in government expenditure due to any changes in the US Department of Defense budget or appropriation of funds;
When the Company acts as a subcontractor, the failure or inability of the primary contractor to perform its price contract may result in an inability to obtain payment of fees and contract costs;
Restriction or potential prohibition on the export of products based on licensing requirements; and
Government contract awards can be contested by other contractors.

We are dependent on major customers.

The Company's business is also substantially dependent on a relatively small number of customers and United States Department of Defense programs. In the twelve months ended December 31, 2007, the Company's five largest customers in terms of sales, U.S. Navy (23%), GeCon (18%), U.S. Air Force (16%), MSI (13%), Kellstrom (11%) and Northrop Grumman (9%), accounted for an aggregate of 90% of total Company sales. The loss of any of the foregoing businesses as a customer could have a material adverse effect on the Company's results of operations or financial condition. In fiscal year 2007, Company's five largest customers in terms of sales, U.S. Navy (35%), Northrop Grumman (34%),MSI (13%), U.S. Air Force (8%), and Camar (4%) accounted for an aggregate of 94% of total Company sales

As of December 31, 2007, the Company's backlog was approximately $3,644,905 as compared with backlog of approximately $2,600,000 as of December 31, 2006. Four customers accounted for approximately 23%, 18%, 16%, and 13% of such backlog as of December 31, 2007. The Company presently expects to manufacture and deliver most of the products in backlog within the next 12 months. The loss or diminution of orders from any large customer or group of customers could have a substantial adverse effect on the Company's business and prospects. See "Description of Business-Backlog".

Demand for our defense-related products depends on government spending.

The U.S. military market is largely dependent upon government budgets, particularly the defense budget. The funding of government programs is subject to Congressional appropriation. Although multi-year contracts may be authorized in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may be expected to continue for several years. Consequently, programs are often only partially funded and additional funds are committed only as Congress makes further appropriations. We cannot assure you that an increase in defense spending will be allocated to programs that would benefit our business. A decrease in levels of defense spending or the government's termination of, or failure to fully fund, one or more of the contracts for the programs in which we participate could have a material adverse effect on our financial position and results of operations.

The risk that governmental purchases of products may decline stems from the nature of the Company's business with the U.S. government, in which the U.S. government may:

•	terminate contracts at its convenience;

•	terminate, reduce or modify contracts or subcontracts if its requirements or budgetary constraints change;

•	cancel multi-year contracts and related orders if funds become unavailable;

•	shift its spending priorities;

•	adjust contract costs and fees on the basis of audits done by its agencies; and

•	inquire about and investigate business practices and audit compliance with applicable rules and regulations.

Our failure to obtain and maintain required certifications could impair our ability to bid on aerospace and defense contracts.

We are required to maintain quality certification and to meet production standards in order to be eligible to bid on government contracts. If we fail to maintain these certifications or any additional certification which may be required, we will be ineligible to bid for contracts which would impair our ability to continue in business.

Because many of our contracts provide for a fixed price, our failure to accurately estimate costs could result in losses on the contracts.

In bidding on fixed price contracts, we must accurately estimate the cost of performance. To the extent that our costs exceed our estimate, we will lose money on the contracts. Such cost overruns could result from a number of factors including increases in costs of materials, an underestimation of the amount of labor required and design or production problems.

To the extent that we subcontract work under our contracts, any failures by our subcontractors could impair our relations with the contracting agencies.

We frequently use subcontractors to perform work or provide materials for our contracts. We are dependent upon the subcontractors to meet the quality and delivery requirements of the contracting agency. To the extent that the products or services provided by the subcontractors do not meet the required specifications or are delivered late, the contract may be terminated by the U.S. government for default. Such a default could result in our disqualification from bidding on contracts.

Product malfunctions or breakdowns could expose us to liability, particularly in connection with our remanufacturing of obsolete and old support equipment.

The risk that the Company's support equipment may malfunction and cause loss of man hours, damage to, or destruction of, equipment or delays is significant. Consequently, the Company, as a manufacturer or remanufacturer of such support equipment, may be subject to claims if such malfunctions or breakdowns occur. In remanufacturing activities, the Company deals with obsolete and old equipment which increases the chance of product malfunctions or breakdowns. The Company does not presently maintain product liability insurance. The Company is not aware of any past or present claims against it.

Our inability to attract and retain qualified engineering personnel could impair our ability to continue our business.

Our business is dependent upon our engaging and retaining engineering personnel with experience in the aerospace and defense industries. To the extent that we are unable to hire and retain these engineers, our ability to bid on and perform contracts will be impaired.

We rely on our senior executive officer, the loss of whom would materially impair our operations.

We are dependent upon the continued employment of certain key employees, including our President and Chief Executive Officer, Zahir Teja. We have entered into an employment agreement with Mr. Teja; however, the agreement does not assure us that he will continue to work for us since he may terminate his employment agreement on 90 days' notice. The loss of Mr. Teja would materially impair our operations.

Because of our small size and our relative lack of capital, we may have difficulty competing for business.

We compete for contract awards directly with a number of large and small domestic and foreign defense contractors, including some of the largest national and international defense companies, as well as a large number of smaller companies. In addition, our relative lack of capital may continue to place us in a competitive disadvantage.

A default under the Kellstrom Settlement Agreement could have an adverse effect on our business.

As described in more detail under the heading “Legal Proceedings”, the Company and Mr. Teja have entered into a settlement agreement with Kellstrom Defense Aerospace, Inc. This settlement agreement compromises a final judgment in the amount of $1,173,913.25 entered into in connection with an action brought by Kellstrom against the Company in the United States District Court for the Southern District of Florida. Under this agreement, the Company has agreed to make a number of installment payments to Kellstrom, issue Kellstrom a $500,000 purchase credit to be applied towards the purchase of materials and services from the Company, and commit to making a further payment contingent upon the Company being awarded a U.S. Air Force contract. As of December 31, 2007 the Company has paid up all the cash part of the agreement, the balance of the trade credits stands at approximately $384,000. If the Company fails to make the required trade credits deliveries, Kellstrom may seek to collect the total unpaid balance of the final judgment. The Company does not currently have the financial resources to pay off the total unpaid balance of the final judgment.

Risks Relating To Our Common Stock

Any additional funding we arrange through the sale of our common stock will result in dilution to existing stockholders.

We may raise additional capital in order to effectuate our business plan. Our most likely source of additional capital will be through the sale of additional shares of common stock. Such stock issuances will cause stockholders' interests in our company to be diluted. Such dilution will negatively affect the value of an investor's shares.

Because of our small size, we may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, beginning with our fiscal year ending December 31, 2008, to include in our Annual Report on Form 10-KSB our assessment of the effectiveness of our internal control over financial reporting as of the end of fiscal 2008. Furthermore, our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we have maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009. We expect to incur additional expenses and diversion of management's time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

We do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees. During the course of our testing, we may identify other deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Members of the Teja family and the Nissenson family make and control corporate decisions that may be disadvantageous to the minority stockholders.

Mr. Zahir Teja, our President, Chief Executive Officer and Director, and Neev Nissenson, our Vice President, Secretary, and Director, directly or through their respective members of their families, own an aggregate of approximately 70% of the outstanding shares of our common stock. Accordingly, they will have significant influence in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations and the sale of all or substantially all of our assets, and a change in control. The interests of Mr. Teja and/or Mr. Nissenson may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other stockholders.

Currently, there is a limited public market for our securities, and there can be no assurances that any substantial public market will ever develop.

Currently, our stock is admitted for quotation of our common stock on the OTCBB, however, there is presently no substantial public market for our common stock.  We cannot predict the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors. Even if we are successful in developing a public market, there may not be enough liquidity in such market to enable stockholders to sell their stock. If an active public market for our common stock does not develop, investors may not be able to re-sell the shares of our common stock that they have purchased, rendering their shares effectively worthless and resulting in a complete loss of their investment.

In addition, our common stock is initially unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for the common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of our company, and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Because many of our shares are eligible for future sale, the selling of a substantial amount might adversely affect the market price of the shares

Sales of a substantial number of shares of common stock in the public market could adversely affect the market price of such shares. As of December 31, 2007 we had 7,746,143 shares of common stock outstanding, of which the 3,768,750 shares of common stock free trading without restriction pursuant to registration statement that was declared effective in August, 2007. All of the remaining 4,518,893 shares of common stock outstanding are "restricted securities," as that term is defined under Rule 144 promulgated under the Securities Act, and in the future may only be sold pursuant to a registration statement under the Securities Act, in compliance with the exemption provisions of Rule 144 (including, without limitation, certain volume limitations and holding period requirements thereof) or pursuant to another exemption under the Securities Act. Our CEO, Zahir Teja, and his family and affiliates own an aggregate of approximately 3,946,000 shares. Our Vice President, Neev Nissenson, and his affiliates own approximately 1,457,000 shares.

Because we may be subject to “Penny Stock” the level of trading activity in our stock may be reduced.

Broker-dealer practices in connection with transactions in "penny stocks" are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges or quoted on Nasdaq). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell these securities to persons other than established customers and "accredited investors" must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

Our stock price may be volatile because of factors beyond our control. As a result, the value of your shares may decrease significantly.

Our securities have not previously been publicly traded. The Company arbitrarily valued its offering price. Following the offering, the market price of our securities may decline substantially. In addition, the market price of our securities may fluctuate significantly in response to a number of factors, many of which are beyond our control, including, but not limited to, the following:

•	our ability to obtain securities analyst coverage;

•	changes in securities analysts' recommendations or estimates of our financial performance;

•
changes in market valuations of companies similar to us; and announcements by us or our competitors of significant contracts, new offerings, acquisitions, commercial relationships, joint ventures or capital commitments; and

•	the failure to meet analysts' expectations regarding financial performances.

Furthermore, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. A securities class action lawsuit against us, regardless of its merit, could result in substantial costs and divert the attention of our management from other business concerns, which in turn could harm our business.

The provisions of our charter documents and Nevada law may inhibit potential acquisition bids that a stockholder may believe are desirable, and the market price of our common stock may be lower as a result.

Our articles of incorporation provides us with the ability to issue "blank check" preferred stock enabling our Board of Directors to fix the price, rights, preferences, privileges and restrictions of preferred stock without any further action or vote by our stockholders. The issuance of preferred stock may delay or prevent a change in control transaction. As a result, the market price of our common stock and the voting and other rights of our stockholders may be adversely affected. The issuance of preferred stock may result in the loss of voting control to other stockholders.

The Nevada Business Corporation Law contains a provision governing “Acquisition of Controlling Interest.” This law provides generally that any person or entity that acquires 20% or more of the outstanding voting shares of a publicly-held Nevada corporation in the secondary public or private market may be denied voting rights with respect to the acquired shares, unless a majority of the disinterested stockholders of the corporation elects to restore such voting rights in whole or in part. The provisions of the control share acquisition act may discourage companies or persons interested in acquiring a significant interest in or control of the Company, regardless of whether such acquisition may be in the interest of our stockholders.

Item 2.  Description of Property

On August 17, 2007, we entered into a commercial lease agreement with Carry Way LLC.  Under the Lease, we leased the approximately 7,500 square feet of a building, housing our corporate headquarters and manufacturing plant, located at 42 Carry Way, Carson City, NV 89706 for a period of 12 months commencing September 10, 2007 and ending September 30, 2008. The base monthly rent is $3,000, and the security deposit is $2,100.  Mr. Zahir Teja, president of the Company, has guaranteed our performance under the Lease.  So long as the Company is not in default under the Lease, the Company has the option, on 60 days’ notice to lessor, to renew the Lease for an additional 12-month period at a base monthly rent of $3,150.

Management believes that this facility will meet its operational needs for the foreseeable future.

Item 3.  Legal Proceedings

The Company and Mr. Teja have entered into a settlement agreement with Kellstrom Defense Aerospace, Inc. This settlement agreement compromises a final judgment in the amount of $1,173,913 entered in connection with an action brought by Kellstrom against the Company in the United States District Court for the Southern District of Florida. Under this agreement, the Company has paid Kellstom $150,000 in cash. The Company has also issued Kellstrom a $500,000 purchase credit to be applied towards the purchase of materials and services from the Company. As of December 31, 2007 the remaining balance of the trade credits is approximately $384,000. Upon the Company's making of the previously described payment and Kellstrom's utilization of the previously described purchase credit, Kellstrom will forgive certain of the Company's obligations under an agreement previously entered into between the Company and Kellstrom. If the Company fails to make the required settlement payments, then Kellstrom may seek to collect the total unpaid balance of the final judgment. The Company does not currently have the financial resources to pay off the total unpaid balance of the final judgment.

Under a Stipulation for Entry of Judgment, effective December 1, 2004, Mike Davidov d/b/a Mike Davidov Investments, obtained a judgment in Superior Court of California, County of Los Angeles, Central District in the aggregate amount of $91,343 against Phoenix Aerospace, Inc. and Mr. Teja. In the underlying action, Mr. Davidov sought to collect on a promissory note issued by Phoenix Aerospace, Inc. and Mr. Teja in the original principal amount of $84,617 and accrued interest thereon of $25,385. The Stipulation provided for monthly payments of $10,000 each before the tenth day of the applicable month until the outstanding balance is paid in full. Upon a payment default, Mr. Davidov has the right to seek a Writ of Execution. The Company did not live up to the stipulation and Davidov filed with a Nevada court to seize assets of Mr. Teja. In November, 2007, the Company and Mr. Teja entered into an agreement with Mr. Davidov pursuant to which Mr. Davidov would be paid $20,000 a month until the outstanding balance was paid off. Payments of $40,000 were made under this agreement in 2007 and as of December 31, 2007 the outstanding balance due under the agreement was approximately $59,407.

The Company knows of no other material litigation or proceeding, pending or threatened, to which it is or may become a party.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters, and Small Business Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol, PIVN.OB.” Our shares of common stock began being quoted on the OTC Bulletin Board effective September 21, 2007.

The following table contains information about the range of high and low bid prices for our common stock for each quarterly period indicated since our common stock began trading based upon reports of transactions on the OTC Bulletin Board.

Fiscal Quarter End	Low Bid	High Bid
September 30, 2007	$0.40__	$0.85___
December 31, 2007	$0.55__	$1.28___

The source of these high and low prices was Yahoo.com. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. The high and low prices listed have been rounded up to the next highest two decimal places.

It is anticipated that the market price of our common stock will be subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market for the products we distribute, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance.

Holders of Our Common Stock

As of December 31, 2007, we had 75 stockholders of record.

Dividends

There are no restrictions in our articles of incorporation or by-laws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

•	we would not be able to pay our debts as they become due in the usual course of business; or

•
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

We have not paid any dividends on our common stock. We currently intend to retain any earnings for use in our business, and therefore do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

We have no securities authorized for issuance under Equity Compensation Plans.

Recent Sales of Unregistered Securities

On January l, 2007, the Company issued 3,000,000 shares of common stock in exchange for all of the issued and outstanding stock of Phoenix Aerospace, Inc. as part of a share exchange agreement.

On January 1, 2007, the Company issued 396,000 shares of common stock in exchange for notes payable in the amount of $198,000.

On September 24, 2007, the Company issued 100,000 shares of its common stock to our legal counsel as partial compensation for services rendered.  The fair market value of the common stock at the time of issuance was $85,000. These shares were issued pursuant to Section 4(2) of the Securities as a transaction not involving a public offering of securities. These shares of common stock are restricted shares as defined in the Securities Act.

On November 28, 2007 The Company issued to two investors 58,000 shares as part of a subscription agreement. In accordance with the subscription agreement the company granted these investors a warrant to purchase up to 29,000 shares for $1 per shares expiring December 31, 2009.

On December 31, 2007 The Company issued to 14 investors and 1 affiliated investor 592,143 shares as part of a subscription agreement In accordance with the subscription agreement the company granted these investors a warrant to purchase up to 296,072 shares for $1 per shares expiring December 31, 2009.

Option grants

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

Item 6.  Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

The information set forth in Management's Discussion and Analysis or Plan of Operations ("MD&A") contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected changes in the Company's revenues and profitability, (ii) prospective business opportunities and (iii) the Company's strategy for financing its business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends" or "expects". These forward-looking statements relate to the plans, objectives and expectations of the Company for future operations. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this Annual Report on Form 10-KSB should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

You should read the following discussion and analysis in conjunction with the Financial Statements and Notes attached hereto, and the other financial data appearing elsewhere in this Annual Report on10-KSB .

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

Overview

Phoenix International Ventures, Inc. (“PIV” or the “Company”) was incorporated on August 7, 2006. The financial statements are consolidated with the Company's wholly owned subsidiaries, Phoenix Aerospace, Inc and Phoenix Europe Ventures Ltd.

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

COMPARISON OF THE PERIOD ENDED DECEMBER 31, 2007 AND DECEMBER 31, 2006

The comparative information for the year ended December 31, 2006 is that of our predecessor entity and currently wholly owned subsidiary, Phoenix Aerospace, Inc.

Financial Information - Percentage of Revenue
12 Months ended December 31,

	2007	2006
Sales	100%	100%
Cost of sales	-84%	-67%
Gross profit	16%	32%
Operating expenses:
Research and Development	0%	0%
Marketing & Selling	0%	0%
General and administrative expenses	-142%	-37%
Total operating expenses	-142%	-37%
Other income (expense)	-3%	-7%
Net Income (loss)	-129%	-11%

Revenues.  Revenues decreased 18% to $948,775 for the twelve months ended December 31, 2007, compared to $1,160,455 for the twelve months ended December 31, 2006. The decrease in revenues is primarily attributable to the low revenues in the three months ended September 30, 2007 due to Company’s relocation and low deliveries of products. For the twelve months ended December 31, 2007, manufacturing and remanufacturing accounted for 10% of our revenues, study contracts 36% and product sales 54% in comparison to 66% manufacturing and remanufacturing revenues, 29% study contracts and 5% product sales   for the  twelve months ended December 31, 2006.

For the twelve months ended December 31, 2007, two customers represented 69% of our revenues. As of December 31, 2006, all of our revenues were derived from our operations in the US.

Cost of Sales. Cost of revenues consists primarily of sub contractors and raw materials used in the manufacturing process, along with labor and other related charges. Cost of sales increased to $792,746 for the twelve months ended December 31, 2007, compared to $780,709 for the twelve months ended December 31, 2006, representing 84% and 67% of the total revenues for the twelve months ended December 31, 2007 and December 31, 2006 respectively. The increase in costs of sales as percentage of total sales is primarily due to an increase in revenues from product sales which have slimmer margins.

General and Administrative Expenses. General and administrative expenses increased by 311% to $1,347,730 for the twelve months ended December 31, 2007, from $432,123 for the twelve months ended December 31, 2006. As a percentage of revenues, general and administrative expenses increased to 142% for the twelve months ended December 31, 2007, as compared to 37% for the twelve months ended December 31, 2006. The increase in our general and administrative expenses is mainly attributable to a non recurring options expensing of approx $460,000, and a $170,000 increase in salaries and consulting fees. The company also incurred legal and accounting expenses related to its going public process approximating $180,000 for the twelve months ended December 31, 2007 of which approximately $110,000 is not expected to recur in the next twelve months.

Interest Expense. Interest expense decreased to $30,320 for the twelve months ended December 31, 2007, as compared to $85,640 for the twelve months ended December 31, 2006.

Income before Taxes. Net loss before taxes for the twelve months ended December 31, 2007 amounted to $1,221,539, as compared to a net loss of $131,017 for the twelve months ended December 31, 2006. The decrease in our net loss is primarily attributed to a $915,548 increase in our general and administrative expenses.

Taxes on Income The Company had no tax liabilities for the twelve months ended December 31, 2007 or 2006 since it incurred net losses in both years.

Net Loss. Net loss for the twelve months ended December 31, 2007 amounted to $1,221,539, as compared to a net loss of $131,017 for the twelve months ended December 31, 2006. The increase in our net loss is primarily attributed to a 915,548 increase in our general and administrative expenses.

Earnings (Loss) Per Share. The loss per share of common stock for the twelve months ended December 31, 2007 was (0.174) (basic and diluted shares). The loss per share of common stock for the twelve months ended December 31, 2006 was ($6.55) (basic and diluted shares).

COMPARISON OF THE BALANCE SHEET AS OF DECEMBER 31, 2007 AND DECEMBER 31, 2006

Current Assets. Current assets amounted to $322,021 as of December 31, 2007 as compared with $258,485 as of December 31, 2006.

Fixed Assets. Fixed assets after accumulated depreciation increased to $61,581 as of December 31, 2007, as compared with $25,164 as of December 31, 2006. The increase is primarily attributable to purchase of a vehicle.

Current Liabilities. As of December 31, 2007, current liabilities increased to $2,177,514 as compared with $1,252,932 as of December 31, 2006. This increase in our current liabilities is mainly attributable to a $566,174 long term liability which became a current liability.

Long-term Liabilities. Long term liabilities decreased to $406,335 as of December 31, 2007 compared to $1,075,549 as of December 31, 2006. This decrease in liabilities is primarily due to  a $566,174 liability becoming current.

Officer Advances. The Company had advances from a shareholder, Mr. Zahir Teja who is also our CEO, of $417,985 as of December 31, 2007. These advances are non-interest bearing. Of the outstanding balance, $48,610 is due on demand, and $369,375 is due September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Cash as of December 31, 2007, amounted to $70,314 as compared with $16,343 as of December 31, 2006, an increase of $62,885. Net cash used in operating activities for the three months ended December 31, 2007, was $209,359. Net cash provided by financing activities for the twelve months ended December 31, 2007 was $310,051.

Our capital investments are primarily for the purchase of equipment for services that we provide or intend to provide. This equipment includes truck, shop tools, and shop machinery.

The Company leases its 7,500 square foot operating facility under a lease expiring September 30, 2008. The lease contains one-year renewal options. Minimum lease payments through September 30, 2008 are $27,000.
We shall continue to finance our operations mainly from the cash provided from operating activities. As of December 31, 2007, the Company had a backlog of approximately $3,644,905. Two of the orders are from two customers for the approximate amount of $1,423,565 these orders are for time, material and agreed profit. The Company collects a significant amount of these revenues on a monthly basis and progress towards milestone billing. For these types of orders, which make up most of the Company's backlog, there is no need for the Company to finance materials and labor. Additionally, management is expecting, although there can be no assurance, that additional orders will come in. The company has raised $455,101as part of a subscription agreement closed December 31, 2007.  $63,000 of the $455,101 raised was still outstanding as of December 31, 2007 and $140,000 was debt that was converted in to equity. The senior management is also willing to defer salary payments if necessary. As a result, the Company believes it will have enough funds from its operations to support its operations for the Year 2007.

We may consider raising additional capital through private and/or public placements to fund possible acquisitions and business development activities and for working capital.

SEGMENTS

The Company is active only in the segment of manufacturing, upgrading and remanufacturing electrical, hydraulic and mechanical support equipment primarily for government and defense aerospace companies. The Company is active in 2 geographical areas, the United States and Europe.

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

All of the Company's business is done in the US dollar. The Company does have exposure to the New Israeli Shekel through its wholly owned Israeli subsidiary although the company has not experienced significant losses to date and does not expect losses in the foreseeable future. Costs of sales are mainly in US dollars for the period ending December 31, 2007.

Inflation in the US where we operate would affect our operational results if we are not able to match our revenues with growing expenses caused by inflation.

Recent Accounting Pronouncements

We adopted Financial Accounting Standards Board (FASB) Interpretation Number (FIN) 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007 (see Note 8). FIN 48 clarifies and sets forth consistent rules for accounting for uncertain income tax positions in accordance with SFAS No. 109, Accounting for Income Taxes.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which will become effective January 1, 2009. The new standard will replace existing guidance and significantly change accounting and reporting relative to business combinations in consolidated financial statements, including requirements to recognize acquisition-related transaction and post acquisition restructuring costs in our results of operations as incurred.   This statement will be effective for businesses acquired after the effective date.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, which also becomes effective January 1, 2008. Under FAS 159, a company may choose to measure certain financial instruments (e.g., assets and liabilities) and certain other items not currently subject to fair value measurement at fair value. If so elected, any unrealized gains and losses from marking those items to market will be included in earnings in each subsequent reporting period. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. We do not plan to elect the fair value option.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which is effective January 1, 2008 with the exception of leases and certain non financial assets and liabilities. SFAS No. 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. The new standard generally is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. We currently do not expect that the adoption of SFAS No. 157 will have a material impact on our results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which for us is the year ending December 31, 2009, and the interim periods within that fiscal year. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on our consolidated financial statements.

Critical Accounting Policies

    Our discussion and analysis of our financial condition and results of operation are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Since these estimates are inherently uncertain, actual results may materially differ.

The following is a discussion of our accounting policies that are both most important to the portrayal of our financial condition and results, and that require managements most difficult, subjective, or complex judgments.

Stock Based Compensation.

The Company accounts for stock option grants in accordance with SFAS No. 123(R), Share-Based Payment. The Company records the cost of employee and non-employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments is estimated using a Black-Scholes option-pricing model. In the event that the Company does not have sufficient trading history to estimate its volatility the company uses a surgate in order to calculate implied volatility. In the event that there is insufficient history regarding exercise practice of the employees the Company applies the “plain vanilla” expected term as allowed by SEC Staff Accounting Bulletin No. 107. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award, if any, over the fair value of the original award.

Revenue Recognition

The Company accounts for sales derived from long-term study and production contracts in conformity with the American Institute of Certified Public Accountants (AICPA) Statement of Position No. 81-1 (SOP 81-1), Accounting for the Performance of Construction-Type and Certain Production-Type Contracts.   Sales are recognized using various measures of progress, as allowed by SOP 81-1, depending on the contractual terms and scope of work of the contract.

Revenue that is not derived from long-term contracts is recognized when persuasive evidence of a final agreement exists, delivery has occurred, the selling price is fixed or determinable and payment from the customer is reasonably assured.  The majority of customer sales terms are F.O.B. origin, where revenue is recognized upon shipment.

Sales are subject to a limited warranty that provides for repair or replacement of defective parts.  In accordance with SFAS 48, Revenue Recognition When Right of Return Exists management has evaluated the Company’s experience with sales returns.   Historically, the Company has not experienced any costs for warranty claims.  As such, the warranty reserve was zero at the end of 2007.

Item 7.   Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

March 31, 2008

To the Board of Directors and
Stockholders of Phoenix International Ventures, Inc.

We have audited the accompanying consolidated balance sheet of Phoenix International Ventures, Inc. and subsidiaries as of December 31, 2007, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. Phoenix International Ventures, Inc.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Phoenix International Ventures, Inc. and subsidiaries as of December 31, 2007, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Phoenix International Ventures, Inc. and subsidiaries will continue as a going concern. As discussed in Note 3 to the accompanying consolidated financial statements, Phoenix International Ventures, Inc. has suffered losses during the periods presented and had a significant working capital deficit at December 31, 2007 which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mark Bailey & Company, Ltd.
Mark Bailey & Company, Ltd.

Reno, Nevada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholder and Board of Directors
Phoenix Aerospace, Inc.

We have audited the accompanying statements of operations, stockholder’s (deficit) and cash flows of Phoenix Aerospace, Inc. for the year ended December 31, 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Phoenix Aerospace, Inc. for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

Denver, Colorado
April 30, 2007

Phoenix International Ventures, Inc.
Consolidated Balance Sheet
December 31, 2007

Assets

Current assets
Cash	$70,314
Accounts receivable, net	86,929
Inventory	164,248
Prepaid expenses	530

Total current assets	322,021

Property and equipment, net	61,581

Other assets	4,000

Total assets	$387,602

Liabilities and Stockholders' (Deficit)

Current liabilities
Line of credit	35,000
Accounts payable and accrued expenses	508,243
Customer deposits	307,106
Notes payable	87,526
Legal settlement	950,154
Due to related party	240,875
Officer advances	48,610

Total current liabilities	2,177,514

Long term liabilities
Notes payable	36,960
Officer advances	369,375

Total liabilities	2,583,849

Commitments and Contingencies	-

Stockholders' (deficit)
Preferred stock - $0.001 par value; 1,000,000 shares
authorized; zero shares issued and outstanding	-
Common stock - $0.001 par value; 50,000,000 shares
authorized; 7,746,143 shares issued and outstanding	7,746
Paid in capital	1,145,397
Subscription receivable	(63,020)
Accumulated (deficit)	(3,286,370)

Total stockholder’s (deficit)	(2,196,247)

Total liabilities and stockholders' (deficit)	$387,602

The accompanying notes are an integral part of the financial statements

Phoenix International Ventures, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2007 and 2006

	2007	Predecessor entity, Phoenix Aerospace Inc. 2006

Sales	$948,775	$1,160,455

Cost of sales	792,264	780,709

Gross margin	156,511	379,746

Operating expenses
General and administrative expenses	1,334,092	428,835
Depreciation	13,638	3,288

Total operating expenses	1,347,730	432,123

Loss from operations	(1,191,219)	(52,377)

Other income (expense)
Interest expense	(30,320)	(85,640)
Income from cancellation of debt	-	7,000

Total other expense	(30,320)	(78,640)

Loss before taxes	(1,221,539)	(131,017)

Income taxes	-	-

Net loss	$(1,221,539)	$(131,017)

Net loss per common share:
Basic and diluted	$(0.17)	$(6.55)

Weighted average shares outstanding:
Basic and diluted	7,028,252	20,000

The accompanying notes are an integral part of the financial statements

Phoenix International Ventures, Inc.
Consolidated Statement of Stockholders' Equity
For the Years December 31, 2007 and 2006

			Additional
	Common Stock		Paid In	Subscription
	Shares	Amount	Capital	Receivable	(Deficit)	Total
Balance –December 31, 2005	20,000	20,000			(1,933,814)	(1,913,814)

Net loss					(131,017)	(131,017)
Balance - December 31, 2006	20,000	20,000			(2,064,831)	(2,044,831)

Recapitalization via reverse acquisition of Phoenix International Ventures inclusive of 3,600,000 outstanding shares of PIV at December 31, 2006 in January 2007	6,600,000	6,600	17,000			23,600
Adjustment of equity in recapitalization in January 2007	(20,000)	(20,000)	(42,845)			(62,845)

Issuance of 396,000 at $0.50 per share for debt cancellation in January , 2007	396,000	396	197,604			198,000

Issuance of stock options in April 2007			388,118			388,118

Issuance of stock options in August 2007 in exchange for services			46,102			46,102

Issuance of 100,000 shares for Compensation September 2007	100,000	100	84,900			85,000

Issuance of shares at $0.70 per share for cash with attached warrants exercisable at $1.00 per share in November 2007	58,000	58	40,542			40,600

Issuance of shares at $0.70 per share for cash and cancellation of $140,000 of debt with attached warrants exercisable at $1.00 per share in December 2007	592,143	592	413,976			414,568
Less Subscription receivable				(63,020)		(63,020)
						-
Net loss	-	-			(1,221,539)	(1,221,539)

Balance - December 31, 2007	7,746,143	$7,746	$1,145,397	$ (63,020)	$(3,286,370)	$(2,196,247)

Phoenix International Ventures, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2007 and 2006

	2007	Predecessor entity, Phoenix Aerospace Inc. 2006

Cash flows from operating activities
Net income (loss)	$(1,221,539)	$(131,017)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation	13,638	3,288
Stock and options issued for services	131,102	-
Stock option expense	388,118	-
Income from cancellation of debt	-	(7,000)
Accrued interest	9,646	60,495
Change in accounts receivable	16,713	(94,287)
Change in amounts due to related party	172,448	(24,500)
Change in inventory	(50,248)	(14,172)
Change in prepaid expenses	(530)	-
Change in customer deposits	307,106	-
Change in accounts payable and
accrued expenses	99,187	261,188
Change in legal settlement	(75,000)	(201,020)

Net cash used in operating activities	(209,359)	(147,025)

Cash flows from investing activities
Purchase of property and equipment	(50,055)	(500)
Cash purchased in acquisition of subsidiary	3,334	-

Net cash used in investing activities	(46,721)	(500)

Cash flows from financing activities
Issuance of common stock	252,148	-
Proceeds of line of credit	-	35,000
Repayment of notes payable	-	(18,000)
Proceeds from notes payable	57,903	137,628

Net cash provided by financing activities	310,051	154,628

Increase in cash	53,971	7,103

Cash, beginning of year	16,343	9,240

Cash, end of year	$70,314	$16,343

Cash paid for
Interest	$11,066	$25,145
Income taxes	$-	$-

Non-cash investing and financing activities:
Accounts payable converted to notes payable	$-	$69,500
Notes payable converted to 396,000 shares of common stock	$198,000	$-
100,000 shares of common stock issued as bonus to legal counsel	$85,000	$-
Issuance of 200,000 shares of common stock in exchange for related party debt cancellation	$140,000	$-

The accompanying notes are an integral part of the financial statements

Phoenix International Ventures, Inc.
Notes to Consolidated Financial Statements
December 31, 2007

Note 1 - Summary of Significant Accounting Policies

Nature of Activities

Phoenix International Ventures, Inc. (PIV) was organized August 7, 2006 as a Nevada Corporation to develop business in the market of defense and aerospace.  Our primary business is manufacturing, re-manufacturing and upgrading of Ground Support Equipment (GSE) used in military and commercial aircraft.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned US subsidiary Phoenix Aerospace, Inc. (PAI) and an Israeli subsidiary, Phoenix Europe Ventures, Ltd. (PEV). Significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP).

The Company previously filed as a development stage company under Statements of Financial Accounting Standards (SFAS) No. 7 Accounting and Reporting by Development Stage Enterprises.

On January 1, 2007 Phoenix International Ventures, Inc acquired 100% of Phoenix Aerospace, Inc. The merger was accounted for as a reverse acquisition.  The acquired assets and assumed liabilities of Phoenix Aerospace have been recorded at their historical cost, which approximates the fair market value, and no goodwill was recognized.  As a result of the merger, the consolidated Company is no longer considered a development stage company in accordance with SFAS No. 7.

The comparative information is that of the predecessor entity and currently wholly owned subsidiary Phoenix Aerospace, Inc.

Cash and Cash Equivalents

The Company considers cash in banks, deposits in transit, as well as all highly liquid investments purchased with an original maturity from the date of purchase of three months or less to be cash and cash equivalents.

From time to time the Company maintains amounts on deposit with financial institutions which exceed federally insured limits. The Company has not experienced any significant losses in such accounts, nor does management believe it is exposed to any significant credit risk.

Segments

The Company is active only in the segment of manufacturing, re-manufacturing and upgrading of Ground Support Equipment (GSE) used in military and commercial aircraft.

Use of Estimates

The preparation of financial statements in conformity with the generally accepted accounting principles requires management to make estimates and assumptions that affect certain amounts of assets, liabilities, revenues and expenses during the period. Actual results could differ from those estimates.

Accounts Receivable

Accounts receivable include amounts billed and billable from customers.  Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts if applicable. During 2007 the Company sold trade receviables for an aggregate loss of $29,379. This amount is included in the general and administrative expenses.

The Company uses the allowance method to account for uncollectible accounts receivable balances. Under the allowance method, an estimate of uncollectible customer balances is made using factors such as the credit quality of the customer and the economic conditions in the market. Accounts are considered past due once the unpaid balance is 90 days or more outstanding, unless payment terms are extended. When an account balance is past due and attempts have been made to collect the receivable through legal or other means, the amount is considered uncollectible and is written off against the allowance balance.

As of December 31, 2007, management believes that all accounts receivable are collectible, and thus the amount of the allowance for doubtful accounts was zero. There was no bad debt expense for the years ended December 31, 2007 or 2006.

Inventory

Inventory is stated at the lower of cost or market, based on the specific identification method of inventory valuation.

Property, Plant and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Acquisitions of property and equipment in excess of $500 are capitalized. Depreciation is calculated using the straight-line method over estimated useful lives. Maintenance, repairs and renewals that do not materially prolong the useful life of an asset are expensed when incurred.

The estimated useful lives are as follows:

Equipment	5-7 years
Furniture and fixtures	7 years
Computer software	3-5 years

Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes”. Deferred tax assets and liabilities are recorded to reflect temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The tax rate used to determine the deferred tax assets and liabilities is the enacted tax rate for the year in which the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) to account for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”

Concentrations

Two customers represented 69% of the Company’s revenues for the year ended December 31, 2007. Two customers represented 61% of the Company’s revenues for the year ended December 31, 2006. One customer represented 92% of the Company’s accounts receivable balance at December 31, 2007.

Financial Instruments

At December 31, 2007, the carrying value of certain financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable and accrued expenses, customer deposits and notes payable. Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature, or are receivable or payable on demand, and their carrying amounts approximate fair value. The carrying value of the Company’s notes payable approximates fair values of similar debt instruments.

Stock Based Compensation.

The Company accounts for stock option grants in accordance with SFAS No. 123(R), Share-Based Payment. The Company records the cost of employee and non-employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments is estimated using a Black-Scholes option-pricing model. In the event that the Company does not have sufficient trading history to estimate its volatility the company uses a surrogate in order to calculate implied volatility. In the event that there is insufficient history regarding exercise practice of the employees the Company applies the “plain vanilla” expected term as allowed by SEC Staff Accounting Bulletin No. 107. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award, if any, over the fair value of the original award.

Revenue Recognition

The Company accounts for sales derived from long-term study and production contracts in conformity with the American Institute of Certified Public Accountants (AICPA) Statement of Position No. 81-1 (SOP 81-1), Accounting for the Performance of Construction-Type and Certain Production-Type Contracts.   Sales are recognized using various measures of progress, as allowed by SOP 81-1, depending on the contractual terms and scope of work of the contract.

Revenue that is not derived from long-term contracts is recognized when persuasive evidence of a final agreement exists, delivery has occurred, the selling price is fixed or determinable and payment from the customer is reasonably assured.  The majority of customer sales terms are F.O.B. origin, where revenue is recognized upon shipment.

Sales are subject to a limited warranty that provides for repair or replacement of defective parts.  In accordance with SFAS 48, Revenue Recognition When Right of Return Exists management has evaluated the Company’s experience with sales returns.   Historically, the Company has not experienced any costs for warranty claims.  As such, the warranty reserve was zero at the end of 2007.

Net Loss per Common Share

Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net loss by the weighted average shares outstanding during the period.  Diluted earnings per share is calculated by dividing net income / (loss) by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. The Company excludes equity instruments from the calculation of diluted weighted average shares outstanding if the effect of including such instruments is anti-dilutive to earnings per share. For the periods presented all equity instruments are considered anti-dilutive.

Recent Issued Accounting Pronouncements

  We adopted Financial Accounting Standards Board (FASB) Interpretation Number (FIN) 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007 (see Note 8). FIN 48 clarifies and sets forth consistent rules for accounting for uncertain income tax positions in accordance with SFAS No. 109, Accounting for Income Taxes.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which will become effective January 1, 2009. The new standard will replace existing guidance and significantly change accounting and reporting relative to business combinations in consolidated financial statements, including requirements to recognize acquisition-related transaction and post acquisition restructuring costs in our results of operations as incurred.   This statement will be effective for businesses acquired after the effective date.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, which also becomes effective January 1, 2008. Under FAS 159, a company may choose to measure certain financial instruments (e.g., assets and liabilities) and certain other items not currently subject to fair value measurement at fair value. If so elected, any unrealized gains and losses from marking those items to market will be included in earnings in each subsequent reporting period. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. We do not plan to elect the fair value option.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which for us is the year ending December 31, 2009, and the interim periods within that fiscal year. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on our consolidated financial statements.

Note 2 - Reclassifications

The Company reviewed the classification of its operating expenses and other income items for the period ended December 31, 2006. As a result of the review, certain amounts have been reclassified to conform to the current presentation. The reason for the reclassifications was the reallocation of certain departmental expenses. The reclassifications were all contained in the operating expense classification of the Consolidated Statement of Operations and the results of the reclassifications did not impact previously reported financial position, cash flows, or results of operations.

	Twelve Months Ended December 31, 2006
	As Reported	Change	As Reclassified
Reclassified items:
Cost of Sales	$551,642	$229,067	$780,709
General and Administrative	657,902	-229,067	428,835

Net effect of reclassifications	-	-	-

Note 3 - Financial Condition, Liquidity, and Going Concern

At December 31, 2007, the Company has a working capital deficit of $1,855,493 and accumulated deficit of $3,286,370. These conditions raise substantial doubt about the Company's ability to continue as a going concern. To date, the Company has been dependent upon officer advances to finance operations. The Company has developed a plan to address its precarious financial situation. The plan is based on the Company’s current financial assets, backlog and expectations regarding revenues and operating costs. The Company believes it can meet the financial requirements of the current plan for year end 2008 without raising additional funds.

On December 1, 2006, the Company agreed to merge with Phoenix Aerospace, Inc. , a related entity. Management believes that the merger will allow access to future financing. The merger was effective January 1, 2007.

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

Note 4 - Geographical Segments

Product revenues are attributed to regions based on the location of the customer. The following table summarizes the company’s geographical customer concentration of total product revenue.

Region:	2006	2007
United States	100%	87%
Europe	0%	13%

Total:	100%	100%

Note 5 - Inventory

Inventory consists of used equipment that can be re-manufactured for re-sale and spare parts. At December 31, inventory consisted of the following:

2007
Raw materials	$114,000
Work in process	50,248

$164,248

The company does not have any allowance for its inventory obsolescence; this is based on a review of our inventory value as of December 31, 2007.

Note 6 - Property and Equipment

During the twelve months ending December 31, 2007 the company reduced its estimates of the useful lives of certain machinery, equipment and other assets to reflect its new expectation on the useful life of these assets. The reduction had the effect of increasing the depreciation expense by $9,008.

At December 31, 2007 property and equipment consisted of the following:

2007

Equipment	$5,200
Office equipment	14,205
Auto	45,355
Trailer	2,500
Software system	19,381
86,641
Less accumulated depreciation	(25,060)
Total	61,581

Depreciation for the years ended December 31, 2007 and 2006 was $13,638 and $3,288, respectively.

Note 7 - Notes Payable

The Company has a revolving line of credit from a financial institution totaling $35,000.  At December 31, 2007 the line of credit was fully extended and the Company has required monthly payments of interest at 6.5% above Prime Rate.  On October 18, 2009, the outstanding balance on the line of credit converts to an installment note payable of equal installments of interest and principal until September 30, 2013.

In November, 2007, the Company and Mr. Teja entered into an agreement with Mr. Davidov pursuant to which Mr. Davidov would be paid $20,000 a month until the outstanding balance was paid off. Payments of $40,000 were made under this agreement in 2007 and as of December 31, 2007 the outstanding balance due under the agreement was approximately $59,407.

At December 31, 2007 notes payable consist of the following:

	As of December 31, 2007
	Total amount	Current
Note payable to a financial institution in a foreign country; 12.4% per annum; monthly payments of $242	$5,089	$2,902

Note payable to a financial institution; 0% interest per annum; monthly payments of $756 to 2012; collateralized by an automobile.	44,599	9,826

Note payable to an individual; interest at 10% per annum; matures March 24, 2008	59,407	59,407

Note payable to an individual; interest at 7%; matures February 2008.	15,391	15,391

	$124,486	$87,526

The following schedule shows future principal payments required for contracts and notes payable, as of December 31, 2007:
Contracts & Notes Payable
2008	$87,526
2009	11,259
2010	9,071
2011	9,071
2012	7,559
Total principal payments	$124,486
Less current portion of notes	$(87,526)
Non current portion of notes	$36,960

Note 8 - Legal Settlement

On June 10, 2004, the Company entered into a business arrangement with Kellstrom which contained a covenant not to compete, confidentiality provision, and restrictions to do business in the Ground Support Equipment with its clients. This business arrangement failed and a Termination Agreement was signed by the Company on December 8, 2004 wherein the Company was obligated to pay a sum of $1,187,275.

On May 26, 2006, the Company entered into a settlement agreement whereby it agreed to issue purchase credits in the amount of $500,000 and make cash payments of $150,000. In addition, the Company agreed to pay an additional sum of $566,174, in the event that (a) the Company defaulted on purchase credits or (b) if the Company is awarded a one-time specific contract from a specific customer before May 26, 2008. If the order is not accepted by May 26, 2008 and we do not default on the remaining purchase credits no further obligation is due.  At December 31, 2007, the cash payments of $150,000 had been paid in full, and the balance of the purchase credits was $384,000.

Note 9 - Related Party Transactions

As of December 31, 2007 the Company owed an officer for his advances the total balance of $417,985 of which $48,610 is current. These advances are non-interest bearing and the officer has agreed not to demand payment of the long term portion during 2008. In the twelve months ended December 31, 2007 the Company paid the officer $15,980 towards the debt, additionally the officer has participated in a subscription agreement in which he converted $140,000 of his debt for 200,000 shares with a warrant to purchase 100,000 shares for $1.00 per share for 2 years.

During the twelve months ended December 31, 2007 the Company accrued salaries to officers in the aggregate amount of $144,071. The amount of $8,493 was a non interest bearing advance from a related party and $7,000 was unpaid expenses to an officer.

On April 26, 2007, the Company entered into a consulting agreement with a related party to assist the Company with business development.  Consulting fees under the agreement require a minimum annual payment of $120,000.  At December 31, 2007, the Company has accrued $81,311 due to the related party.

Note 10 - Leases

The Company leases a 7,500 square feet operating facility under a non cancelable lease expiring September 30, 2008. The lease contains one-year renewal option. Minimum lease payments through September 30, 2008 are $27,000. Lease expenses for the year ended December 31, 2007 and 2006 totaled $65,155 and $60,253 respectively.

Note 11- Share Capital

The company had 3,600,000 shares outstanding at December 31, 2007.

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

On November 28, 2007, the Company issued to two investors 58,000 shares as part of a subscription agreement. In accordance with the subscription agreement, the Company granted these investors a warrant to purchase up to 29,000 shares of common stock for $1 per share expiring December 31, 2009.

On December 31, 2007, the Company issued to 14 investors and 1 affiliated investor 592,143 shares as part of a subscription agreement. In accordance with the subscription agreement, the Company granted these investors a warrant to purchase up to 296,072 shares of common stock for $1 per share expiring December 31, 2009. The warrants are subject to certain piggy-back registration rights in the event the company registers additional shares. The company currently has no plans to register additional shares.

The following table summarizes the outstanding warrants:

	Warrants Outstanding
Price ($)	Number	Weighted Average Remaining Life	Weighted Average Exercise Price
$1.00	325,072	2.0 years	$1.00

On January 1, 2007 the Company did not have any warrants outstanding, all warrants were issued during the year ended December 31, 2007, and none were exercised of cancelled as of December 31, 2007.

Note 12 Stock Based Compensation

On December 14, 2006, the Company entered into employment agreements with three key officers. In connection with these agreements, the Company agreed to grant 990,000 options to purchase common stock at a price of $0.50 per share. The employment agreements became effective on April 26, 2007. The above-mentioned options were granted on April 26, 2007.

On October 2, 2006, the Company entered into a consulting agreement with a related party. In connection with this agreement, the Company agreed to grant 330,000 options to purchase common stock at a price of $0.50 per share. The consulting agreement became effective on April 26, 2007. The above-mentioned options were granted on April 26, 2007.

On July 27, 2006, the Company entered into a retention agreement with a law firm. As part of this agreement, the Company agreed to grant options to purchase 170,000 shares of common stock at $1.00 per share. The options were to be granted immediately prior to the effective date of the SB-2 registration statement filed with the Securities and Exchange Commission.  The above-mentioned options were granted on August 6, 2007.

Estimation of the fair value of the options was calculated using a Black- Scholes model according to the guidance of SFAS No. 123(R). Value of the shares for the day of the grant was established based on certain transactions and agreement which based the price per share at $0.50 per share. Since the company did not have a trading history, the company calculated an implied volatility based on an average of the volatility of several companies which are from similar industry and share certain characteristics. The company's calculations have reached an implied volatility of 107%. Since there was no exercise history, the Company applied the “plain vanilla” expected term option as allowed by SEC Staff Accounting Bulletin No. 107.  Under this option we estimated the expected term by taking the average of the vesting and the contractual term of the options for employees.   The expected term for options issued to non employees was set at the contractual term. Risk free interest rate was determined to be 4.5%.

	Number of	Weighted
	Options	Average
		Exercise Price
Options outstanding at the beginning of the period	–	$–
Granted	1,320,000	$0.5
	170,000	$1.0
Options outstanding at the end of the period	1,490,000	$0.55

Options vested and exercisable	1,490,000	$0.55

Weighted average fair value of options granted		$0.29

The following table summarizes information about options and warrants outstanding and exercisable at December 31, 2007:

	Options Outstanding
Range price ($)	Number of Options	Weighted Average Remaining Life	Weighted Average Exercise Price
$0.50	1,320,000	3.0 years	$0.50
$1.00	170,000	2.7 years	$1.00

Note 13- Income Taxes

Significant components of the Company’s net deferred tax asset as of December 31were as follows:
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$553,000	$386,000
Uniform Capitalization	7000
Accrued vacation pay	9,000	-
Stock option expense	136,000	-
Contingent liability	183,000	183,000
Subpart F losses	15,000	2,000
Related party accrued expenses	199,000	170,000
Property plant & equipment	(5,000)	(8,000)
Total deferred tax assets	1,097,000	733,000

Valuation allowance	(1,097,000)	(733,000)

Net deferred tax assets	$-	$-

The Company has analyzed its valuation allowance according to guidance from SFAS 109 and arrived at a 100% allowance based on: (a) the Company’s history of loss from operations, (b) Company’s lack of earnings in recent history, and (c) due to the “going concern” opinion. As a result, no deferred tax benefit has been recorded at the year end December 31, 2007.

As of December 31, 2007 and 2006, the Company had federal net operating loss carryforwards of approximately $1,580,332 and $1,102,188, respectively. These operating losses will be available to reduce future taxable income and begin to expire in 2023. In addition, the Company also has temporary timing differences between its book income and tax income that will generate future tax benefits. Following is a reconciliation of income tax at the statutory rate to the Company’s effective rate:

	2007	2006
Computed at the expected statutory rate	35.00%	35.00%
Permanent differences	(4.70)	(0.99)
Property and equipment	(0.23)	6.06
Other temporary differences	(16.26)	(33.39)
NOL carryforward	(13.81)	(6.68)
Income tax expense – effective rate	0.00%	0.00%

The Company has considered the implication of FIN 48 Uncertain Tax Positions and believe that all of its positions taken in tax filings are more likely than not to be sustained on examination by tax authorities.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On December 10, 2007, Phoenix International Ventures, Inc. (the “Company”) terminated Stark Winter Schenkein & Co., LLP (“SWS”) as its independent public accountant.  Such termination was recommended and approved by the Board of Directors of the Company.

The report issued by SWS on the financial statements of the Company for the past year contained no adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope or accounting principles.  However, such report contained an explanatory paragraph expressing substantial doubt about the Registrant’s ability to continue as a going concern.

Prior to and up to the time of termination, the Company had no disagreements with SWS with regard to any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedure.

On December 10, 2007, the Company engaged the services of Mark Bailey & Co. Ltd. (“MB”) as its new independent public accountant.  Up to the date of this filing, the Company has not consulted with MB regarding (i) the application of accounting principles to a specific completed or contemplated transaction, (ii) or the type of audit opinion that might be rendered on the Company’s financial statements.

Item 8A- Controls and Procedures

In accordance with SEC release 33-8760 the company is not subject to include either a managements assessment on the company's internal control over its financial reporting or their auditor's attestation report until it has filed a report with the commission for the prior fiscal year. As a result this report does not contain a management assessment on the Company's its internal

(a) Evaluation of Disclosure Controls and Procedures: We strive to maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods and that such information is accumulated and communicated to management to allow timely decisions on required disclosure. We have concluded that our disclosure controls and procedures regarding information required to be included in SEC reports were not adequate.

(b) Changes in Internal Control over Financial Reporting: In light of the above, the Company performed additional analysis and other post-closing procedures to ensure the consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Item 8B. Other information

None.

Item 9.   Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Our officers and directors and further information concerning them are as follows:

Name	Age	Position
Zahir Teja	53	President, Chief Executive Officer, Director
Neev Nissenson	29	Vice President, Secretary, Director
Teja N. Shariff	52	Treasurer, Chief Financial Officer, Chief Accounting Officer

Zahir Teja - President, Chief Executive Officer, Director

Zahir Teja, age 53, has served as the Company's President and Chief Executive Officer since the Company's inception. He holds this position at the pleasure of the Board of Directors. He has also been a member of the Board of Directors since the Company's inception. His term as a board member is one year until the next meeting of stockholders and until his successor has been duly elected and qualified. From April, 2003 to the present, Mr. Teja was the founder and sole owner of Phoenix Aerospace, Inc., a company engaged in the business of design, modifications and manufacturing of support equipment of military aircraft. Prior to that engagement, Mr. Teja was engaged from June, 2000 to March, 2003 as a consultant with American Valley Aviation, Inc., a manufacturer and remanufacturer of ground support equipment. His primary responsibilities were in the areas of marketing and sales and business development in ground support equipment.

Under a consulting agreement dated October 2, 2006 as amended, among the Company, Mr. Teja, and Anney Business Corp., a British Virgin Islands corporation, the parties agreed, among other things, to vote their shares to nominate Zahir Teja and Neev Nissenson as directors and appoint Mr. Teja as President and Mr. Nissenson as Vice President. See “Consulting Agreement.”

Neev Nissenson - Vice President, Secretary, Director

Neev Nissenson, age 29, has served as the Company's Vice President since the Company's inception. He holds this position at the pleasure of the Board of Directors. He has also been a member of the Board of Directors since the Company's inception. His term as a board member is one year until the next meeting of stockholders and until his successor has been duly elected and qualified.

Mr. Nissenson, for more than the past five years, he has been engaged by Dionysos Investments Ltd., a consulting company; he was responsible for numerous business development projects for private and public companies. Mr. Nissenson is an armored platoon commander in the Israeli Defense Forces (Reserve) Armored Corps with a rank of Captain. He holds an Executive Master's degree in Business Administration specializing in Integrative Management at the Hebrew University of Jerusalem and a bachelor of the arts degree in General History and Political Science from Tel Aviv University.

Under a consulting agreement dated October 2, 2006 as amended, among the Company, Mr. Teja, and Anney Business Corp., the parties agreed, among other things, to vote their shares to nominate Zahir Teja and Neev Nissenson as directors and appoint Mr. Teja as President and Mr. Nissenson as Vice President. See “Consulting Agreement.”

Teja N. Shariff - Treasurer, Chief Financial Officer, Chief Accounting Officer

Teja N. Shariff, age 52, has served as the Company's Chief Financial Officer and Chief Accounting Officer since the Company's inception. He holds this position at the pleasure of the Board of Directors. Mr. Shariff is the principal owner of the Teja N. Shariff, CPA accounting firm. He has held this position for more than the past five years. Mr. Shariff received a B.Sc. in Accounting from the California State University at Long Beach.

Significant Employees

As of December 31, 2007, the Company believes that almost all employees are important to the success of the Company but the only significant individuals are the Company’s’ officers and directors referenced above.

Family Relationships

Mr. Teja and Mr. Shariff are brothers. Aside from the foregoing, there are no family relationships among our directors, executive officers, or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2007, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2007:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Zahir Teja	2	1	-
Neev Nissenson	1	-	-
Teja N. Shariff	1	-	-
	-	-	-

Code of Ethics

We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B. This Code of Ethics applies to our principal executive officer, our principal financial officer, and principal accounting officer, as well as all other employees, and is filed herewith. If we make substantive amendments to this Code of Ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K within four business days of such amendment or waiver.

Security Holder Nominating Procedures

We do not have any formal procedures by which our stockholders may recommend nominees to our board of directors.

Committees of the Board of Directors

The Company does not have a nominating, compensation or audit committee.

Compensation of the Board of Directors

Directors are not paid any fees or compensation for services as members of our board of directors or any committee thereof.

Audit Committee

We do not have a separately-designated standing audit committee. The entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board of directors when performing the functions of that would generally be performed by an audit committee. The board of directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the board of directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

For the year ended December 31, 2007, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2007 to be included in this Annual Report on Form 10-KSB and filed with the Securities and Exchange Commission.

Item 10.  Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our current executive officers for each of the last three completed fiscal years.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option awards	Non-Equity Incentive Plan Comp.	Nonqualified Deferred Comp. Earnings	all other compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Zahir Teja(1) President, CEO, Director	2007	120,000			(4) $178,200				298,200
	2006	120,000							120,000

Neev Nissenson(2)	2007	50,000			(5) $89,100				139,100
VP, Secretary, Director	2006

Teja N. Shariff(3)	2007	40,000							40,000
CFO, Treasurer, CAO	2006

Summary Compensation Table

(1) Mr. Teja's employment agreement with the Company described above was declared effective on April 26, 2007. As per his employment agreement with Phoenix Aerospace, Inc., Mr. Teja is due an annual salary of $120,000 per year. In 2006, Mr. Teja, in order to free up cashflow for operations has agreed to defer some of his annual salary.

(2) Mr. Nissenson's employment agreement with the Company described above was declared effective on April 26, 2007. Approximately $23,500 of salary due to Neev Nissenson has been deferred.

(3) Mr. Shariff's employment agreement with the Company described above was declared effective on April 26, 2007.

(4) Under the employment agreement, the Company has granted Mr. Teja an option to purchase 660,000 shares of the Company's common stock for an exercise price of $.50 per share. The option terminates December 31, 2010. The "fair value" of these options was estimated to be $0.27 per option.

(5) Under the employment agreement, the Company has granted Mr. Nissenson an option to purchase 330,000 shares of the Company's common stock for an exercise price of $.50 per share. The option terminates December 31, 2010.  The "fair value" of these options was estimated to be $0.27 per option

Employment Agreements

The Company has entered into an employment agreement with Zahir Teja to serve as the Company's Chief Executive Officer and President. The term of the Agreement is 36 months commencing on April 26, 2007 (the “Effective Date”). The term shall be automatically extended for additional one year periods, unless either party notifies the other in writing at least 90 days prior to the expiration of the then existing term of its intention not to extend the term.

Mr. Teja's base compensation is $120,000 for the first 12 months, $180,000 for the second 12 months, and no less than $180,000 for the third 12 months during the term. Mr. Teja shall be entitled to receive annually a bonus and success fee calculated as follows: the product of (A) one percent (1%) and (B) all revenues from the Company's operations in excess of $4,000,000. The foregoing bonus and success fee shall not exceed $130,000 during any twelve month period. Mr. Teja is also entitled to certain fringe benefits and reimbursement of expenses. The employment agreement may be terminated by the Company for “Cause” and may be terminated by Mr. Teja for “Good Reason” or on 90 days' notice.

Under the employment agreement, the Company has granted Mr. Teja an option to purchase 660,000 shares of the Company's common stock for an exercise price of $.50 per share. The option terminates December 31, 2010.

The Company has entered into an employment agreement with Neev Nissenson to serve as the Company's Vice President. The term of the Agreement is 36 months commencing on the Effective Date. The term shall be automatically extended for additional one year periods, unless either party notifies the other in writing at least 90 days prior to the expiration of the then existing term of its intention not to extend the term.

Mr. Nissenson's base compensation is $75,000 for the first 12 months, $126,000 for the second 12 months, and no less than $126,000 for the third 12 months during the term. Mr. Nissenson is also entitled to certain fringe benefits and reimbursement of expenses. The employment agreement may be terminated by the Company for “Cause” and may be terminated by Mr. Nissenson for “Good Reason” or on 90 days' notice.

Under the employment agreement, the Company has granted Mr. Nissenson an option to purchase 330,000 shares of the Company's common stock at an exercise price of $.50 per share. The option terminates December 31, 2010.

The Company has entered into an employment agreement with Teja N. Shariff to serve as the Company's Chief Financial Officer. The term of the Agreement is 24 months commencing on the Effective Date. The term shall be automatically extended for additional one year periods, unless either party notifies the other in writing at least 90 days prior to the expiration of the then existing term of its intention not to extend the term.

Mr. Shariff's base compensation is $5,000 per month during the term. Mr. Shariff is also entitled to certain fringe benefits and reimbursement of expenses. The employment agreement may be terminated by the Company for “Cause” and may be terminated by Mr. Shariff for “Good Reason” or on 90 days' notice.

Compensation to Directors

Directors are not paid any fees or compensation for services as members of our board of directors or any committee thereof.

Outstanding Equity Awards at 2007 Fiscal Year End

The following table sets forth the stock options held by the named executives as of December 31, 2007.

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (# Exercisable)	Number of Securities Underlying Unexercised Options (# Unexercis-able)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Zahir Teja (1)	660,000			0.50	12/10
Neev Nissenson (2)	330,000			0.50	12/10
Teja N. Shariff (3)

All options vest immediately upon grant.

 Stock Options

Aside from the options described above and certain options to purchase an aggregate of 170,000 shares of our common stock at an option price of $1.00 per share granted under a retainer agreement between the Company and its securities counsel, there were no other options granted in the last two fiscal years.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related
             Stockholder Matters

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of the date of this annual report on Form 10-KSB, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title Of Class	Name and Address of Beneficial Owner(1)(2)	Position with the Company	Amount Of Beneficial Ownership	Percent Of Class

Common Stock	Zahir Teja(3)	President, CEO, Director	6,548,000	83%

Common Stock	Neev Nissenson(4)	Vice President, Secretary, Director	3,268,000	45%

Common Stock	Teja N. Shariff(5)	CFO, Treasurer	296,000	4%

Common Stock	Anney Business Corp.(6) Rue Arnold Winkelried 8, Case postale 1385, 1211 Geneve 1, Switzerland	5% Stockholder	6,675,000	88%

Common Stock	All Officers and Directors as a group that consists of 3 persons		7,374,000	92%
______________________________
(1) Unless otherwise indicated, the address is care of Phoenix International Ventures, Inc., 22 Carry Way, Carson City, Nevada 89706.

(2) Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.

(3) Mr. Teja's share holdings consist of 3,350,000 shares of the Company's common stock beneficially owned by him. Under his employment agreement, Mr. Teja owns an option to purchase up to 660,000 shares of the Company's common stock at an exercise price of $.50 per share. This option expires December 31, 2010. Under irrevocable proxies signed by the holders of 2,538,000 shares of the Company's common stock, Mr. Teja and Neev Nissenson have been appointed, jointly and severally, as attorneys-in-fact to vote such holders' shares for a period of seven years. Under the Consulting Agreement among the Company, Anney Business Corp. and Mr. Teja, Mr. Teja and Anney have an understanding to vote their shares at shareholders meetings; accordingly, Mr. Teja may be deemed to be the beneficial owner of the 457,000 shares of the Company's common stock beneficially owned by Anney. Mr. Teja and Mr. Shariff are brothers. Under a subscription agreement signed December 31, 2007 Mr. Teja has a warrant to purchase up to 140,000 shares for $1.00 per share for 2 years.

(4) Neev Nissenson's share holdings consist of 395,000 shares of the Company's common stock beneficially owned by him and 5,000 shares of the Company's common stock beneficially owned by his wife. Mr. Nissenson disclaims beneficial ownership of the shares owned by his wife. Under his employment agreement, Mr. Nissenson owns an option to purchase up to 330,000 shares of the Company's common stock at an exercise price of $.50 per share. This option expires December 31, 2010. Under irrevocable proxies signed by the holders of 2,538,000 shares of the Company's common stock, Mr. Teja and Mr. Nissenson have been appointed, jointly and severally, as attorneys-in-fact to vote such holders' shares for a period of seven years.

(5) Mr. Shariff's share holdings consist of 296,000 shares of the Company's common stock beneficially owned by him. Under a Debt Conversion Agreement, Mr. Shariff was issued 96,000 shares of the Company's common stock in consideration of the cancellation of the Company's Note in the outstanding principal amount of $48,000. Mr. Shariff and Mr. Teja are brothers.

(6) Anney Business Corp.'s share holdings consist of 457,000 shares of the Company's common stock beneficially owned by it. Under its consulting agreement with the Company, Anney owns an option to purchase up to 330,000 shares of the Company's common stock at an exercise price of $.50 per share. This option expires December 31, 2010. Under the same consulting agreement, Anney and Mr. Teja have an understanding to vote their shares at shareholders meetings; accordingly, Anney may be deemed to be the beneficial owner of the 3,350,000 shares of the Company's common stock beneficially owned by Mr. Teja and the 2,538,000 shares of the Company's common stock with respect to which Mr. Teja has been appointed an attorney-in-fact.

The percent of class is based on 7,746,143 shares of common stock issued and outstanding as of the date of this Annual Report on Form 10-KSB.

Equity Compensation Plan Information as of December 31, 2007

	A	B	C
Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by security holders		$
Equity compensation plans not approved by security holders	1,490,000	-	-
Total	1,490,000	$0.58	(1)

(1)	Options not issued pursuant to a plan with shares available for future issuance.

Options Outstanding
Range price ($)	Number of Options	Weighted Average Remaining Life	Weighted Average Exercise Price
$0.50 $1.00	1,320,000 170,000	3.0 2.7	$0.50 1.00

Item 12.   Certain Relationships and Related Transactions and Director Independence.

Except as described below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

Any of our directors or officers;
Any person proposed as a nominee for election as a director;
Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock
Any of our promoters; and
Any relative or spouse of any of the foregoing persons who has the same house as such person

The Company and Phoenix Aerospace, Inc. have entered into a Share Exchange Agreement dated as of December 1, 2006. Under the Share Exchange Agreement, Zahir Teja, the sole owner and principal of Phoenix Aerospace, Inc. will exchange all the issued and outstanding shares of Phoenix Aerospace, Inc. common stock for 3,000,000 shares of the common stock of the Company. As a result of this transaction, Phoenix Aerospace, Inc. became a wholly owned subsidiary of the Company, and Mr. Teja became a principal stockholder of and continued to be a principal of the Company. The effective date of this transaction was January 1, 2007.

In December, 2006, Phoenix Aerospace, Inc. entered into a Debt Conversion Agreement with Teja N. Shariff, the Company's CFO and a creditor. Under this agreement, Phoenix Aerospace, Inc. agreed to cause the Company to issue to Mr. Shariff 96,000 shares of the Company's common stock in consideration of the cancellation of a Note in the outstanding principal amount of $48,000. Mr. Shariff represented in the agreement that the common stock was purchased for investment and that he was an accredited investor under Regulation D. These shares of common stock are restricted shares as defined in the Securities Act.

As described in more detail above under “Employment Agreements” and “Consulting Agreement”, the Company has entered into employment agreements with its three executive officers and has entered into a consulting agreement with Anney Business Corp. and Mr. Teja.

The parents of the Company are Zahir Teja, Neev Nissenson, and Anney Business Corp. The respective amounts of voting securities owned by each parent are set forth under Item 11. Above.

Director Independence

Using the independence requirements of the American Stock Exchange, the Company has determined that none of its directors can be deemed to be independent.

Item 13.   Exhibits.

Exhibit
Number	Description

3.1	Articles of Incorporation*
3.2	By-Laws*
4.1	Specimen Stock Certificate*
10.1	Share Exchange Agreement dated as of December 1, 2006 among Phoenix International Ventures, Inc., Phoenix Aerospace, Inc. and Zahir Teja*
10.2	Consulting Agreement dated October 2, 2006 among Phoenix International Ventures, Inc., Zahir Teja, and Anney Business Corp.*
10.3	Debt Conversion Agreement dated December 13, 2006 between Phoenix Aerospace, Inc. and LeRoy Moser*
10.4	Debt Conversion Agreement dated December 12, 2006 between Phoenix Aerospace, Inc. and Erik Kudlis*
10.5	Debt Conversion Agreement dated December 14, 2006 between Phoenix Aerospace, Inc. and Teja N. Shariff*
10.6	Employment Agreement dated December 14, 2006 between Phoenix International Ventures, Inc. and Zahir Teja*
10.7	Employment Agreement dated December 14, 2006 between Phoenix International Ventures, Inc. and Neev Nissenson*
10.8	Employment Agreement dated December 14, 2006 between Phoenix International Ventures, Inc. and Teja N. Shariff*
14.1	Code of Ethics*
21.1	Subsidiaries of the Small Business Issuer*
23.1	Consents of Experts and Counsel**
23.2	Consent of Gersten Savage LLP
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference from prior filings.
**Filed herewith.

Item 14.   Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2007 and December 31, 2006 were approximately $25,000 and $28,000 respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December 31, 2007 and 2006.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2007 and 2006 were $38,000 and $0 respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Phoenix International Ventures, Inc.

By:	/s/ Zahir Teja
Zahir Teja
President, CEO

By:	/s/ Teja N. Shariff
Teja N. Shariff
CFO, Principal Accounting and Financial Officer

 In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2008	By:	/s/ Zahir Teja
Zahir Teja
President, Ceo, Director

March 31, 2008	By:	/s/ Neev Nissenson
Neev Nissenson
Vice President, Director

March 31, 2008	By:	/s/ Teja N. Shariff
Teja N. Shariff
CFO, Principal Accounting and Financial Officer