Form 10-Q
period 2008-03-31
Phoenix International Ventures, Inc.
filed 2008-05-12
CIK 1383637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

[  ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _______________________ to ________________

Commission File Number 333-140257

Phoenix International Ventures, Inc.
 (Exact name of registrant as specified in its charter)

Nevada	20-8018146
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

42 Carry Way
Carson City, NV 89706
(Address of principal executive offices)

(775) 882-9700
(Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer,"" an accelerated filer," and  "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [  ]     Accelerated filer [  ]
Non-accelerated filer   [  ]             Smaller reporting company [x]

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the exchange act): Yes [ ] No [X]

The number of shares outstanding of the issuer’s common stock, as of May 9, 2008 was 7,746,143.

Phoenix International Ventures, Inc.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Item 1.	Financial Statements

Phoenix International Ventures, Inc.
Condensed Consolidated Balance Sheet
	March 31, 2008	December 31, 2007
Assets	(Unaudited)

Current assets
Cash	$32,045	$70,314
Accounts receivable, net	253,370	86,929
Inventory	124,147	164,248
Prepaid expenses	-	530

Total current assets	409,562	322,021

Property and equipment, net	58,171	61,581

Other assets	4,000	4,000

Total assets	$471,733	$387,602

Liabilities and Stockholders' (Deficit)

Current liabilities
Line of credit	41,707	35,000
Accounts payable and accrued expenses	452,888	508,243
Customer deposits	422,473	307,106
Notes payable	41,297	87,526
Legal settlement	384,000	950,154
Due to related party	259,970	240,875
Officer advances	40,315	48,610

Total current liabilities	1,642,650	2,177,514

Long term liabilities
Notes payable	33,963	36,960
Officer advances	369,375	369,375

Total liabilities	2,045,988	2,583,849

Commitments and Contingencies	-	-

Stockholders' (deficit)

Preferred stock - $0.001 par value; 1,000,000 shares authorized; zero shares issued and outstanding
	-	-
Common stock - $0.001 par value; 50,000,000 shares authorized; 7,746,143 shares issued and outstanding
	7,746	7,746
Paid in capital	1,145,397	1,145,397
Subscription receivable		(63,020)
Accumulated (deficit)	(2,727,398)	(3,286,370)

Total stockholder’s (deficit)	(1,574,255)	(2,196,247)

Total liabilities and stockholders' (deficit)	$471,733	$387,602

The accompanying notes are an integral part of the financial statements

Phoenix International Ventures, Inc.
Condensed Consolidated Statements of Operations
for the Three Months Ended March 31,
 (Unaudited)

	2008	2007

Sales	$471,166	$458,515

Cost of sales	245,396	358,084

Gross margin	225,770	100,431

Operating expenses
General and administrative expenses	227,749	150,651

Total operating expenses	227,749	150,651

Income (Loss) from operations	(1,979)	(50,220)

Recovery of contingency	566,154
Interest expense	(5,203)	(4,047)

Net income (loss) before taxes	558,972	(54,267)

Income taxes	-	(9)

Net income (loss)	$558,972	$(54,276)

Net Income (loss) per common share:
Basic	$0.07	$(0.01)
Diluted	0.06	(0.01)

Weighted average shares outstanding:
Basic	7,746,143	6,600,000
Diluted	9,561,215	6,600,000

The accompanying notes are an integral part of the financial statements

Phoenix International Ventures, Inc.
Condensed Consolidated Statements of Cash Flows
for the Three Months Ended March 31,
(Unaudited)

	2008	2007

Cash flows from operating activities
Net cash used in operating activities	$(51,192)	$(8,373)

Cash flows from investing activities
Cash received in acquisition of subsidiary		3,334
Purchase of fixed assets		(1,200)

Net cash provided from investing activities	-	2,134

Cash flows from financing activities
Proceeds from subscription receivables	63,020	-
Proceeds of line of credit	6,707	5,269
Proceeds of notes payable	5,295	-
Repayment of notes payable	(53,804)	(3,342)
Repayments of officer note, net	(8,295)	(4,602)

Net cash provided by financing activities	12,923	(2,675)

Decrease in cash	(38,269)	(8,914)

Cash, beginning of period	70,314	16,343

Cash, end of period	$32,045	$7,429

Cash paid for
Interest	$4,000	$1,526
Income taxes	-	-

Non cash investing and financing activities:
Issuance of 396,000 of common stock
In exchange for debt		198,000
The accompanying notes are an integral part of the financial statements

Phoenix International Ventures, Inc.
Notes to the Condensed Consolidated Financial Statements
March 31, 2008
(Unaudited)

Note 1 - Summary of Significant Accounting Policies

Nature of Activities

Phoenix International Ventures, Inc. (PIV) was organized August 7, 2006 as a Nevada Corporation to develop business in the market of defense and aerospace.  Our primary business is manufacturing, re-manufacturing and upgrading of Ground Support Equipment (GSE) used in military and commercial aircraft.

Basis of Presentation

The accompanying unaudited financial statements of the Company are presented in accordance with the requirements for Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP') have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the December 31, 2007 financial statements and the notes thereto included in the Company's Report on Form 10KSB filed April 2, 2008.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with the generally accepted accounting principles requires management to make estimates and assumptions that affect certain amounts reported and disclosed in our condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Net Income per Common Share

Basic income/earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income/ (loss) by the weighted average shares outstanding during the period.  Diluted earnings per share is calculated by dividing net income / (loss) by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. The Company excludes equity instruments from the calculation of diluted weighted average shares outstanding if the effect of including such instruments is anti-dilutive to earnings per share.

Note 2 - Reclassifications

The Company reviewed the classification of its operating expenses and other income items for the period ended March 31, 2007. As a result of the review, certain amounts have been reclassified to conform to the current presentation. The reason for the reclassifications was the reallocation of certain departmental expenses. The reclassifications were all contained in the operating expense classification of the Consolidated Statement of Operations and the results of the reclassifications did not impact previously reported financial position, cash flows, or results of operations.

	Three Months Ended March 31, 2007
	As Reported	Change	As Reclassified
Reclassified items:
Cost of Sales	$281,418	$76,666	$358,084
General and Administrative	227,317	(76,666)	150,651

Net effect of reclassifications	-	-	-

Note 3 - Financial Condition, Liquidity, and Going Concern

At March 31, 2008, the Company has a working capital deficit of $1,233,088 and an accumulated deficit of $2,727,398. These conditions raise substantial doubt about the Company's ability to continue as a going concern. To date, the Company has been dependent upon officer advances to finance operations. The Company has developed a plan to address its precarious financial situation. The plan is based on the Company’s current financial assets, backlog and expectations regarding revenues and operating costs. The Company believes it can meet the financial requirements of the current plan for year end 2008 without raising additional funds.

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

	Three months ended March 31,
Region:	2008	2007
United States	48%	100%
Europe	52%

Total:	100%	100%

Note 5 - Inventory

Inventory consists of used equipment that can be re-manufactured for re-sale and parts. At March 31, 2008, inventory consisted of the following:

March 31, 2008
Raw materials	$124,147

$124,147

Note 7 - Notes Payable

The Company has a revolving line of credit from a financial institution totaling $35,000.  At March 31, 2008 the line of credit was fully extended and the Company has required monthly payments of interest at 6.5% above Prime Rate.  On October 18, 2009, the outstanding balance on the line of credit converts to an installment note payable of equal installments of interest and principal until September 30, 2013.

The Company has a revolving line of credit from a foreign financial institution totaling $15,284.  At March 31, 2008 $6,707 of the line of credit was extended to the Company. The line of credit bears a monthly interest ranging from10%-13% based on the amount extended.

In November, 2007, the Company and Mr. Zahir Teja, CEO entered into an agreement with Mr. Davidov pursuant to which Mr. Davidov would be paid $20,000 a month until the outstanding balance was paid off. Payments of $50,000 were made under this agreement in the three months ended March 31, 2008. As of March 31, 2008 the outstanding balance due under the agreement was approximately $14,459. On April 24, 2008 the Company paid the remaining outstanding balance.

At March 31, 2008 notes payable consist of the following:

	As of March 31, 2008
	Total amount	Current
Note payable to a financial institution in a foreign country; 12.4% per annum; monthly payments of $242	$4,616	$3,141

Note payable to a financial institution; 0% interest per annum; monthly payments of $756 to 2012; collateralized by an automobile.	42,317	9,828

Note payable to an individual; interest at 10% per annum	14,459	14,459

Note payable to an individual; interest at 7%	13,869	13,869

	$75,261	$41,297

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

On May 26, 2006, the Company entered into a settlement agreement whereby it agreed to issue purchase credits in the amount of $500,000 and make cash payments of $150,000. In addition, the Company agreed to pay an additional sum of $566,174, in the event that (a) the Company defaulted on purchase credits or (b) if the Company is awarded a one-time specific contract from a specific customer before May 26, 2008. If the order is not accepted by May 26, 2008 and we do not default on the remaining purchase credits no further obligation is due. The Company’s management has determined that the likelihood for receiving the order is less than probable and, therefore, the contingency sum of $566,154 has been recovered and recorded as a recovery of contingency in accordance with EITF 01-10. At March 31, 2008, the remaining balance of the legal settlement was $384,000 in trade credits.

Note 9 - Related Party Transactions

As of March 31, 2008 the Company owed an officer for his advances the total balance of $409,690 of which $40,315 is current. These advances are non-interest bearing and the officer has agreed not to demand payment of the long term portion during the next twelve months. During the three months ended March 31, 2008 the Company paid the officer $8,295 towards the debt.

During the three months ended March 31, 2008 the Company accrued salaries to officers in the aggregate amount of $205. The amount of $2,588 was a non interest bearing advance from a related party and $7,000 was unpaid expenses to an officer.

On April 26, 2007, the Company entered into a consulting agreement with a related party to assist the Company with its business development.  Consulting fees under the agreement require a minimum annual payment of $120,000.  At March 31, 2008, the Company has accrued $106,311 due to the related party.

Note 10 - Leases

The Company leases a 7,500 square feet operating facility under a non cancelable lease expiring September 30, 2008. The lease contains a one-year renewal option. Minimum lease payments through September 30, 2008 are $18,000. Lease expenses for the three months ended March 31, 2008 and 2007 totaled $9,000 and $16,096 respectively.

Note 11 - Income Taxes

At December 31, 2007, a temporary difference for a loss on a contingent liability related to a legal settlement was reported. At March 31, 2008, it was determined that the contingency was less than probable and a recovery of this loss was recorded. The temporary difference was thus eliminated with a corresponding change to deferred tax items of $183,000. There has been no change to the net deferred tax asset as the net deferred tax assets have been completely reserved.

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

The Company manufactures support equipment for military aircraft which are used for maintaining, operating or testing aircraft sub-systems. It remanufactures some of the existing support equipment which is in need of overhaul or facing maintainability and components obsolescence issues and it also manufactures new support equipment.  We are ISO 9001/2000 certified which is due for renewal on April 26, 2010.   We have licensing agreement with Lockheed Martin Aeronautics Company to re-manufacture several types of Support Equipment for P-3 Orion surveillance aircraft.   We also have a marketing, sales and manufacturing agreement with Honeywell Aerospace GmbH for Air Start Cart, RST-184 which is used on various aircraft.

The main users of the equipment are the United States Air Force, US Navy and defense-aerospace companies.

Results of Operations

Financial Information - Percentage of Revenues

(Unaudited)

	Three Months ended
	March 31,
	2008	2007
Revenues	100%	100%
Cost of Goods Sold	-52%	-78%
Gross Profit	48%	22%
Operating Expenses:
General and Administrative	-48%	-33%
Total Operating Expenses	-48%	-33%
Other Income (Expenses)	120%	-1%
Income (Loss) before Taxes	-1%	-12%
Net income (loss)	119%	-12%

Revenues. Revenues increased 3% to $471,166 for the three months ending March 31, 2008 compared to $458,515 for the three months ending March 31, 2007.  For the three months ending March 31, 2008, 28% of the revenues were derived from product sales, 38% from study contracts and 34% from manufacturing and remanufacturing orders in comparison to the three months ending March 31, 2007 in which 70% of its revenues were derived from product sales, 25% from study contracts and 5% from manufacturing and remanufacturing orders.

For the three months ending March 31, 2008, two customers represented 64% of our revenues. As of March 31, 2008, 48% of our revenues were derived from U.S. customers and 52% from European customers. Management believes, that revenue from European customers will continue to be a significant portion of our sales.

Cost of Sales. Cost of revenues consists primarily of sub contractors and raw materials used in manufacturing along with other related charges. Cost of sales decreased 31% to $245,396 for the three months ending March 31, 2008, compared to $358,084 for the three months ending March 31, 2007, representing 52% and 78% of the total revenues for three months ending March 31, 2008 and March 31, 2007, respectively. The decrease in our cost of sales as percentage of our revenues in the three months ended March 31, 2008 is primarily attributable to the increase in remanufacturing orders which tend to have higher margins and require less cost of sales than product sales orders.

General and Administrative Expenses. General and administrative expenses increased by 51% to $227,749 for the three months ending March 31, 2008 from $150,651 for the three months ending March 31, 2007.  The increases in general and administrative costs are primarily attributable to an increase of $63,750 in salaries and consulting fees in the three months ended March 31, 2008 as compared with the same period in 2007. As a percentage of revenues, general and administrative expenses increased to 48% for the three months ending March 31, 2008, as compared to 33% for the three months ending March 31, 2007.

Other income. The company had other income of $560,951. This was caused by the recovery of a $566,154 contingency related to a legal settlement. This is non recurring income.

Income (loss) before Taxes. Net income before taxes for the three months ending March 31, 2008 amounted to $558,972 as compared to a net loss before taxes of $54,267 for the three months ending March 31, 2007. The increase in net income before taxes is primarily due to a non recurring recovery of contingency income in the amount of $566,154

Taxes on income. The company does not expect to pay any income tax on its profit due to carry forward of losses from prior years.

 Net (loss) income. Net income for the three months ending March 31, 2008 amounted to $558,972 as compared to a net loss of $54,276 for the same period in the year 2007. The increase in income is attributable primarily to a recovery of a contingent loss in the amount of $556,154.

LIQUIDITY AND CAPITAL RESOURCES

Cash as of March 31, 2008, amounted to $32,045 as compared with $70,314 as of December 31, 2007, a decrease of $38,269. Net cash used in operating activities for the three months ended March 31, 2008, was $51,192. Net cash provided by financing activities for the three months ended March 31, 2008 was $12,923.

Our capital investments are primarily for the purchase of equipment for services that we provide or intend to provide. This equipment includes truck, shop tools, and shop machinery.

The Company leases its 7,500 square foot operating facility under a lease expiring September 30, 2008. The lease contains a one-year renewal option. Minimum lease payments through September 30, 2008 are $18,000.

We shall continue to finance our operations mainly from the cash provided from operating activities. Management believes that it will execute significant portions of its backlog in the next twelve months; proceeds from sales are expected to fund our operations for the next twelve months. As of March 31, 2008, the Company had a backlog of approximately $4,282,393. Two of the orders are from two customers for the approximate amount of $1,936,349. These orders are for time, material and agreed profit. The Company collects a significant amount of these revenues on a monthly basis and for progress towards milestone billing. For these types of orders, which make up approx a third of the Company’s backlog, there is no need for the Company to finance materials and labor. Additionally, management is expecting, although there can be no assurance, that additional orders will come in. Working capital deficit decreased to $1,233,088 at March 31, 2008 from $1,855,493 in December 31, 2007 mainly due to a recovery of a contingency.  The senior management is also willing to defer salary payments if necessary. As a result, the Company believes it will have enough funds from its operations to support its operations for the next twelve months.

We may consider raising additional capital through private and/or public placements to fund possible acquisitions and business development activities and for working capital.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4 and 4T.	Controls and Procedures

In accordance with SEC release 33-8760 the company is not subject to include either a management’s assessment on the company's internal control over its financial reporting or their auditor's attestation report until it has filed a report with the commission for the prior fiscal year. As a result this report does not contain a management assessment on the Company's internal control over its financial reporting.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company and Mr. Zahir Teja, CEO have entered into a settlement agreement with Kellstrom Defense Aerospace, Inc. This settlement agreement compromises a final judgment in the amount of $1,173,913 entered in connection with an action brought by Kellstrom against the Company in the United States District Court for the Southern District of Florida. Under this agreement, the Company has paid Kellstrom $150,000 in cash. The Company has also issued Kellstrom a $500,000 purchase credit to be applied towards the purchase of materials and services from the Company. As of March 31, 2008 the remaining balance of the trade credits is approximately $384,000. Upon the Company's making of the previously described payment and Kellstrom's utilization of the previously described purchase credit, Kellstrom will forgive certain of the Company's obligations under an agreement previously entered into between the Company and Kellstrom. If the Company fails to make the required settlement payments, then Kellstrom may seek to collect the total unpaid balance of the final judgment. The Company does not currently have the financial resources to pay off the total unpaid balance of the final judgment.

Under a Stipulation for Entry of Judgment, effective December 1, 2004, Mike Davidov d/b/a Mike Davidov Investments, obtained a judgment in Superior Court of California, County of Los Angeles, Central District in the aggregate amount of $91,343 against Phoenix Aerospace, Inc. and Mr. Teja. In the underlying action, Mr. Davidov sought to collect on a promissory note issued by Phoenix Aerospace, Inc. and Mr. Teja in the original principal amount of $84,617 and accrued interest thereon of $25,385. The Stipulation provided for monthly payments of $10,000 each before the tenth day of the applicable month until the outstanding balance is paid in full. Upon a payment default, Mr. Davidov has the right to seek a Writ of Execution. The Company did not live up to the stipulation and Davidov filed with a Nevada court to seize assets of Mr. Teja. In November, 2007, the Company and Mr. Teja entered into an agreement with Mr. Davidov pursuant to which Mr. Davidov would be paid $20,000 a month until the outstanding balance was paid off. Payments of $50,000 were made under this agreement in first quarter 2008, additional legal fees were added to the account and as of March 31, 2008 the outstanding balance due under the agreement was approximately $14,459. On April 24, 2008 the company has settled the remaining outstanding balance in full.

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

Phoenix International Ventures, Inc.
(Registrant)

May 12, 2008	By:	/s/ Zahir Teja
Zahir Teja President and Chief Executive Officer