Form 10-Q
period 2008-06-30
Phoenix International Ventures, Inc.
filed 2008-08-14
CIK 1383637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2008

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

(775) 882-9700
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑

The number of shares outstanding of the issuer’s common stock, as of August 13, 2008 was 7,756,468.

Phoenix International Ventures, Inc.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

Phoenix International Ventures, Inc.
Condensed Consolidated Balance Sheet
As of

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current Assets
Cash	45,147	70,314
Accounts receivable	243,292	86,929
Inventory	137,271	164,248
Lease Deposits	4,000	4,000
Prepaid expenses	26,632	530
Total current assets	456,342	326,021

Property and equipment, net	54,762	61,581
TOTAL ASSETS	511,104	387,602

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current Liabilities
Line of credit	51,315	35,000
Accounts payable and accrued expenses	483,510	508,243
Customer deposits	405,103	307,106
Notes payable	73,017	87,526
Legal settlement	384,000	950,154
Due related party	283,935	240,875
Officer advances	46,185	48,610
Total Current Liabilities	1,727,065	2,177,514

Long-Term Liabilities
Notes payable	29,611	36,960
Officer advances	369,375	369,375
Total Liabilities	2,126,051	2,583,849

Commitments and Contingencies	–	–

Stockholders’ (Deficit)
Preferred stock - $0.001 par value; 1,000,000 shares authorized; zero shares issued and outstanding	–	–
Common stock - $0.001 par value; 50,000,000 shares authorized; 7,749,893 shares issued and outstanding	7,750	7,746
Paid in capital	1,175,510	1,145,397
Subscription receivable	–	(63,020)
Income (loss) for the period	(2,798,207)	(3,286,370)
Total Stockholders’ (Deficit)	(1,614,947)	(2,196,247)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	511,104	387,602

Phoenix International Ventures, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007 (Restated)	2008	2007 (Restated)
Sales	461,540	253,975	932,706	712,490
Cost of sales	307,820	153,254	553,216	511,338
Gross margin	153,720	100,721	379,490	201,152

Operating Expenses
General and administrative expenses	217,058	564,953	444,807	715,604
Total Operating Expenses	217,058	564,953	444,807	715,604
Income (Loss) from Operations	(63,338)	(464,232)	(65,317)	(514,452)

Recovery of contingency	–	–	566,154	–
Interest expense	(8,131)	(4,694)	(13,334)	(8,741)
Net (Loss) before Taxes	(71,469)	(468,926)	487,503	(523,193)

Income taxes	–	–	–	(9)
Net Income (Loss)	(71,469)	(468,926)	487,503	(523,202)

Net Income per Common Share:
Basic	(0.01)	(0.07)	0.06	(0.07)
Diluted	(0.01)	(0.07)	0.05	(0.07)

Weighted Average Shares Outstanding:
Basic	7,746,473	6,600,000	7,746,309	6,600,000
Diluted	7,746,473	6,600,000	9,562,044	6,600,000

Phoenix International Ventures, Inc.
Condensed Consolidated Statements of Cash Flows
for the Six Months Ended June 30,
(Unaudited)

	2008	2007
Net cash used in operating activities	$(111,300)	$(9,382)

Cash Flows from Investing Activities
Cash purchased in acquisition of subsidiary	–	3,334
Purchase of fixed assets	–	(1,200)
Net Cash Provided from Investing Activities	–	$2,134

Cash Flows from Financing Activities
Proceeds from subscription receivables	63,020	–
Proceeds of line of credit	16,315	12,144
Proceeds of notes payable	95,211	–
Repayment of notes payable	(85,988)	(6,637)
Proceeds (Repayments) of officer note, net	(2,425)	(14,602)
Net Cash Provided by Financing Activities	$86,133	$(9,095)

Increase (decrease) in cash	(25,827)	(16,343)

Cash, beginning of year	70,314	16,343
Cash, end of period	$45,147	–

Cash Paid for
Interest	$4,247	$4,038
Income taxes	–	–

Non Cash Investing and Financing Activities
Issuance of 396,000 shares of common stock in exchange for debt	–	198,000

Phoenix International Ventures, Inc.
Notes to the Condensed Consolidated Financial Statements
June 30, 2008

Note 1 - Summary of Significant Accounting Policies

Nature of Activities

Phoenix International Ventures, Inc. (“PIV” or the “Company”) was organized August 7, 2006 as a Nevada corporation to develop business in the market of defense and aerospace. Our primary business is manufacturing, re-manufacturing and upgrading of Ground Support Equipment (“GSE”) used in military and commercial aircraft.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company are presented in accordance with the requirements for Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP’) have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying consolidated financial statements should be read in conjunction with the December 31, 2007 financial statements and the notes thereto included in the Company’s Report on Form 10-KSB filed with the SEC on April 2, 2008.

The consolidated financial statements include the accounts of the Company and its wholly owned US subsidiary Phoenix Aerospace, Inc. (“PAI”) and an Israeli subsidiary, Phoenix Europe Ventures, Ltd. (“PEV). Significant inter-company accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with US GAAP.

Use of Estimates

The preparation of the consolidated financial statements in conformity with the generally accepted accounting principles requires management to make estimates and assumptions that affect certain amounts reported and disclosed in our condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Net Income per Common Share

Basic income/earnings per share is based on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income/ (loss) by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income / (loss) by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. The Company excludes equity instruments from the calculation of diluted weighted average shares outstanding if the effect of including such instruments is anti-dilutive to earnings per share.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities- an amendment of FASB Statement No. 133. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 25, 2008, with early application encouraged. This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s position, financial performance, and cash flows. The Company is currently evaluating the impact this statement may have on its future financial statements.

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for its financial statements that are presented in conformity with GAAP. The Company believes that is fully in compliance with this pronouncement.

In May 2008, the FASB issued SFAS 163, Accounting for Financial Guarantee Insurance Contract - an interpretation of FASB Statement No. 60. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. This Statement requires expanded disclosures about financial guarantee insurance contracts. The Company is currently evaluating the impact this statement may have on its future financial statements.

In May, 2008, the FASB issued APB No. 14-1 –Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (including Partial Cash Settlement). This Financial Staff Position requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company is currently evaluating the impact this statement may have on its future financial statements.

Note 2 – Restatement

During the preparation of the financial statements for the twelve months ended December 31, 2007, the Company discovered that the fair value of the options it issued during that six months ended June 30, 2007 were understated in its Quarterly Report on Form 10-QSB that was filed with the SEC on August 24, 2007 for the period ended June 30, 2007, as amended on August 28, 2008 (the “June 30, 2007 10-QSB”). Due to the fact that the financial statements for the year ended December 31, 2007 reflect the correct fair value, it was decided that there was no need to restate the financial statements include in the June 30, 2007 10-QSB.

The fair value of the options issued in the six months ended June 30, 2007 was restated to be $282,518 more than what was stated in the June 30, 2007 10-QSB. This restatement had caused net loss per share to be restated to (0.05) from (0.04) in the June 30, 2007 10-QSB. These restatements had no effect on the cash flows statement for the period ended June 30, 2007.

Note 3 – Reclassifications

The Company reviewed the classification of its operating expenses and other income items for the period ended June 30, 2007. As a result of the review, certain amounts have been reclassified to conform to the current presentation. The reason for the reclassifications was the reallocation of certain departmental expenses. The reclassifications were all contained in the operating expense classification of the Consolidated Statement of Operations and the results of the reclassifications did not impact previously reported financial position, cash flows, or results of operations.

	Six Months Ended June 30, 2007
	As Reported	Amount Reclassified	As Reclassified
Reclassified items:
Cost of Sales	$365,797	$145,541	$511,338
General and Administrative (as restated)	861,145	(145,541)	715,604
Net effect of reclassifications		–

Note 4 - Financial Condition, Liquidity, and Going Concern

At June 30, 2008, the Company has a working capital deficit of $1,271,382 and an accumulated deficit of $2,798,867. These conditions raise substantial doubt about the Company's ability to continue as a going concern. To date, the Company has been dependent upon officer advances to finance operations. The Company has developed a plan to address its precarious financial situation. The plan is based primarily on the Company’s current financial assets, backlog and expectations regarding revenues and operating costs and is further supplemented by the Company’s capital raising efforts through the potential issuance of debt and equity. The Company believes it can meet the financial requirements of the current plan for year ended 2008 without raising additional funds although it is currently in the process of raising capital through the issuance of debt.

The ability of the Company to achieve its goals is dependent upon future capital raising efforts, obtaining and maintaining favorable contracts, and the ability to achieve future operating efficiencies anticipated with increased production levels. There can be no assurance that the Company’s future efforts and anticipated operating improvements will be successful.

The condensed consolidated unaudited financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 5 - Geographical Segments

Product revenues are attributed to regions based upon the location of the customer. The following table summarizes the Company’s geographical customer concentration of total product revenue:

	Six Months Ended June 30,
	2008	2007
Region
United States	53%	97%
Europe	47%	3%
Total	100%	100%

Note 6 - Inventory

Inventory consists of used equipment that can be re-manufactured for re-sale and parts. At June 30, 2008, inventory consisted of the following:

Six Months Ended June 30, 2008
Raw materials	$120,680
Work in process	16,591
$137,271

Note 7 - Notes Payable

The Company has a revolving line of credit from a financial institution totaling $35,000.  At June 30, 2008, the line of credit was fully extended and the Company has required monthly payments of interest at 6.5% above Prime Rate.  On October 18, 2009, the outstanding balance on the line of credit converts to an installment note payable of equal installments of interest and principal until September 30, 2013.

The Company has a revolving line of credit from a foreign financial institution totaling $16,315.  At June 30, 2008 the line of credit was fully extended to the Company. The line of credit bears a monthly interest ranging from10%-13% based upon the amount extended.

 In June 2008, the Company entered into a promissory note agreement with an Israeli investor and an Israeli corporation for the aggregate amount of $75,000. This note is to be paid in full by June 22, 2009 and bears 15% interest per annum. In addition these notes were discounted by incentive shares and warrants, as follows: investors received an aggregate of 3,750 shares and a warrant to purchase an aggregate of 15,000 shares at $2.47 per share for 2 years. This note is collateralized by a fixed number of shares of the Company’s common stock.

At June 30, 2008 notes payable consist of the following:

	As of June 30, 2008
	Total amount	Current
Note payable to a financial institution in a foreign country; 12.4% per annum; monthly payments of $242	4,149	$3,944
Note payable to a financial institution; 0% interest per annum; monthly payments of $756 to 2012; collateralized by an automobile.	39,233	9,827
Promissory note agreement at 15% per annum	45,130	45,130
Note payable to an individual; interest at 7%	14,116	14,116
	102,628	$73,017

Note 8 - Legal Settlement

On June 10, 2004, the Company entered into a business arrangement with Kellstrom Defense Aerospace, Inc. which contained a covenant not to compete, confidentiality provision, and restrictions to do business in the Ground Support Equipment with its clients. This business arrangement failed and a Termination Agreement was signed by the Company on December 8, 2004 wherein the Company was obligated to pay a sum of $1,187,275.

On May 26, 2006, the Company entered into a settlement agreement whereby it agreed to issue purchase credits in the amount of $500,000 and make cash payments of $150,000. In addition, the Company agreed to pay an additional sum of $566,154, in the event that (a) the Company defaulted on purchase credits or (b) if the Company is awarded a one-time specific contract from a specific customer before May 26, 2008. This one time specific contract was not received. If the Company does not default on the remaining purchase credits, no further obligation will be due.  Therefore, the contingency sum of $566,154 has been recovered and recorded as a recovery of contingency. At June 30, 2008, the remaining balance of the legal settlement was $384,000 in trade credits.

Note 9 - Related Party Transactions

As of June 30, 2008 the Company owed an officer for his advances of an aggregate of $415,560, of which $46,185 is currently due. These advances are non-interest bearing and the officer has agreed not to demand payment of the long term portion during the next twelve months. During the six months ended June 30, 2008, the Company received $5,870 advance from the officer.

During the six months ended June 30, 2008 the Company accrued salaries to officers in the aggregate amount of $24,999. The amount of $3,489 was a non interest bearing advance from a related party and $7,000 was unpaid expenses to an officer.

On April 26, 2007, the Company entered into a consulting agreement with a related party to assist the Company with its business development.  Consulting fees under the agreement require a minimum annual payment of $120,000.  At June 30, 2008, the Company has accrued $127,311 due to the related party.

Note 10 - Leases

The Company leases a 7,500 square feet operating facility under a non cancelable lease expiring September 30, 2008. The lease contains a one-year renewal option. Minimum lease payments through September 30, 2008 are $9,000. Lease expenses for the six months ended June 30, 2008 and 2007 totaled $18,000 and $32,192 respectively.

Note 11 - Income Taxes

At December 31, 2007, a temporary difference for a loss on a contingent liability related to a legal settlement was reported. At June 30, 2008, it was determined that the contingency was less than probable and a recovery of this loss was recorded. The temporary difference was thus eliminated with a corresponding change that reduced the deferred tax item by $183,000 and thus reduced the deffred tax valuation analysis by the same amount. There is therefore, no current period tax expense pertaining to this item.

Note 12 - Subsequent Events

In July and August 2008, the Company entered into promissory note agreements with three Israeli investors and an Israeli corporation for the approximate amount of $120,000. Some of these notes were in New Israeli Shekels and some in U.S. Dollars. These notes are to be paid in full by the end of July and August 2009, respectively,  and bear a 15% interest per annum. In addition these notes were discounted by incentive shares and warrants, as follows: investors received as incentive an approximate aggregate of 6,500 shares and warrants to purchase an approximate aggregate of 9,000 shares at a price per share ranging between $2.40 to 2.60 per share for 2 years. Some of these notes were collateralized by a fixed number of shares of the Company’s common stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The information set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains certain “forward-looking statements,” including, among others (i) expected changes in the Company’s revenues and profitability, (ii) prospective business opportunities and (iii) the Company’s strategy for financing its business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes,” “anticipates,” “intends” or “expects.” These forward-looking statements relate to the plans, objectives and expectations of the Company for future operations. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

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

Overview

Phoenix International Ventures, Inc. (“PIV” or the “Company”) was incorporated on August 7, 2006. The financial statements are consolidated with the Company’s wholly owned subsidiaries, Phoenix Aerospace, Inc. and Phoenix Europe Ventures, Ltd.

The Company manufactures support equipment for military aircraft which are used for maintaining, operating or testing aircraft sub-systems. It remanufactures some of the existing support equipment which is in need of overhaul or facing maintainability and components obsolescence issues and it also manufactures new support equipment. We are ISO 9001/2000 certified, which is due for renewal on April 26, 2010. We have a licensing agreement with Lockheed Martin Aeronautics Company to re-manufacture several types of Support Equipment for P-3 Orion surveillance aircraft.

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

Results of Operations

Financial Information - Percentage of Revenues
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Revenues	100%	100%
Cost of Goods Sold	(59)%	(72)%
Gross Profit	41%	28%
Operating Expenses:
General and Administrative	(48)%	(100)%
Total Operating Expenses	(48)%	(100)%
Other Income (Expenses)	59%	(1)%
Income (Loss) before Taxes	52%	(72)%
Net income (loss)	52%	(72)%

Comparison of the Six Months Ended June 30, 2008 and June 30, 2007

Revenues

Revenues increased 31% to $932,706 for the six months ended June 30, 2008 compared to $712,490 for six months ended June 30, 2007. For the six months ended June 30, 2008, 43% of the revenues were derived from manufacturing and product sales, 38% were derived from study contracts and 19% were derived from remanufacturing orders.  These results were consistent with our revenues during the six months ended June 30, 2007, in which 48% of revenues were derived from manufacturing and product sales, 39% were derived from study contracts and 13% were derived from remanufacturing.

For the six months ended June 30, 2008, two customers represented 71% of our revenues. As of June 30, 2008, 53% of our revenues were derived from U.S. customers and 47% from European customers. Management believes that revenue from European customers will continue to be a significant portion of our sales.

Cost of Sales

Cost of revenues consists primarily of sub contractors and raw materials used in manufacturing along with other related charges. Cost of sales increased 8% to $553,216 for the six months ended June 30, 2008, compared to $511,338 for six months ended June 30, 2007, representing 59% and 72% of the total revenues for six months ended June 30, 2008 and June 30, 2007, respectively. The decrease in our cost of sales as percentage of our revenues in the six months ended June 30, 2008 is primarily attributable to the increase in our total study contract orders during the six months ended June 30, 2008, which tend to have higher margins and require less cost of sales than product sales orders.

General and Administrative Expenses

General and administrative expenses decreased by 37% to $444,807 for the six months ended June 30, 2008 from $715,604 for the six months ended June 30, 2007.  The decrease in general and administrative costs is primarily attributable to a $388,118 option expense during the six months ended June 30, 2007 which did not re-occur during the six months ended June 30, 2008. As a percentage of revenues, general and administrative expenses decreased to 48% for the six months ended June 30, 2008, as compared to 100% for the six months ended June 30, 2007.

Other income

We had other income of $552,820 during the six months ended June 30, 2008, which is due to our recovery of a $566,154 contingency related to a legal settlement. This is non recurring income.

Income (loss) before Taxes

Net income before taxes for the six months ended June 30, 2008 amounted to $487,503 as compared to a net loss before taxes of $523,193 for the six months ended June 30, 2007. The increase in net income before taxes is primarily due to a non-recurring recovery of contingency income in the amount of $566,154

Taxes on income

We do not expect to pay any income tax on its profit due to carry forward of losses from prior years.

Net (loss) income

Net income for the six months ended June 30, 2008 amounted to $487,503 as compared to a net loss of $523,202 for the six months ended June 30, 2007. The increase in net income is primarily due to a non recurring recovery of contingency income in the amount of $566,154

Comparison of the Three Months Ended June 30, 2008 and June 30, 2007

Revenues

Revenues increased 82% to $461,540 for the three months ended June 30, 2008 compared to $253,975 for three months ended June 30, 2007 due to increased product sales and deliveries during the quarter ended June 30, 2008. For the three months ended June 30, 2008, 58% of the revenues were derived from manufacturing and product sales, 38% were derived from study contracts and 4% were derived from remanufacturing orders, as compared with the three months ended June 30, 2007, in which 9% of revenues were derived from product sales, 58% were derived from study contracts and 33% were derived from remanufacturing.

For the three months ended June 30, 2008, two customers represented 86% of our revenues. As of June 30, 2008, 59% of our revenues were derived from U.S. customers and 41% from European customers. Management believes that revenue from European customers will continue to be a significant portion of our sales.

Cost of Sales

Cost of revenues consists primarily of sub contractors and raw materials used in manufacturing along with other related charges. Cost of sales increased 101% to $307,820 for three months ended June 30, 2008, compared to $153,254 for three months ended June 30, 2007, representing 67% and 60% of the total revenues for three months ended June 30, 2008 and June 30, 2007, respectively. The increase in our cost of sales as percentage of our revenues in the three months ended June 30, 2008 is primarily attributable to the increase in manufacturing and product sales orders during the three months ended June 30, 2008, which tend to have lower margins and require more cost of sales than remanufacturing and study sales orders.

General and Administrative Expenses

General and administrative expenses decreased by 62% to $217,058 for the three months ended June 30, 2008 from $564,953 for the three months ended June 30, 2007.  The decrease in general and administrative costs is primarily attributable to a $388,118 option expense during the three months ended June 30, 2007, which did not re-occur during the three months ended June 30, 2008. As a percentage of revenues, general and administrative expenses decreased to 47% for the three months ended June 30, 2008, as compared to 223% for the three months ended June 30, 2007.

Net Loss

Net loss for the three months ended June 30, 2008 amounted to $71,469 as compared to a net loss of $468,926 for the three months ended June 30, 2007.

Liquidity and Capital Resources

Cash as of June 30, 2008, amounted to $45,147 as compared with $70,314 as of December 31, 2007, a decrease of $25,167. Net cash used in operating activities for the six months ended June 30, 2008, was $111,300. Net cash provided by financing activities for the six months ended June 30, 2008 was $86,133.

Our capital investments are primarily for the purchase of equipment for services that we provide or intend to provide. This equipment includes truck, shop tools, and shop machinery.

We lease our 7,500 square foot operating facility under a lease expiring September 30, 2008. The lease contains a one-year renewal option. Minimum lease payments through September 30, 2008 are $9,000.

We will continue to finance our operations primarily from the cash provided from operating activities. Management believes that we will execute significant portions of our backlog in the next twelve months, and expect to fund our operations over the next twelve months from the proceeds from these sales. As of June 30, 2008, we had a backlog of approximately 3,842,094. Two of the orders are study contracts from two customers for the approximate amount of $1,070,316.  These orders are for time, material and agreed profit.  We collect a significant amount of these revenues on a monthly basis and for progress towards milestone billing. For these types of orders, which make up more than a quarter of our backlog, there is no need for us to finance materials and labor. Additionally, management is expecting, although there can be no assurance, that additional orders will come in. Working capital deficit decreased to $1,271,382 at June 30, 2008 from $1,851,493 in December 31, 2007 mainly due to a recovery of a contingency. Our senior management is also willing to defer salary payments, if necessary. As a result, we believe that we will have enough funds from our operations to support our operations during the next twelve months.

We are in the process of raising funds for working capital purposes through the issuance of debt, and we may consider raising additional capital through private and/or public placements in order to fund possible acquisitions and business development activities and for working capital.  There can be no assurances that any such fund-raising efforts will be successful.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4T.	Controls and Procedures

In accordance with SEC final rule release nos. 33-8760 and 33-8934, due to the transition period available to newly public companies, the Company is not required to include its management’s assessment on the Company’s internal control over its financial reporting until it files its annual report on Form 10-K for the fiscal year ended December 31, 2008, or its auditor’s attestation report until it files its annual report on Form 10-K for the fiscal year ended December 31, 2008. As a result, the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2007 did not contain management’s assessment or its auditor’s attestations on the Company’s internal control over its financial reporting.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company and Mr. Zahir Teja, CEO have entered into a settlement agreement with Kellstrom Defense Aerospace, Inc. This settlement agreement compromises a final judgment in the amount of $1,173,913 entered in connection with an action brought by Kellstrom against the Company in the United States District Court for the Southern District of Florida. Under this agreement, the Company has paid Kellstrom $150,000 in cash. The Company has also issued Kellstrom a $500,000 purchase credit to be applied towards the purchase of materials and services from the Company. As of June 30, 2008 the remaining balance of the trade credits is approximately $384,000. Upon the Company’s payment of the above-described $150,000 and Kellstrom’s utilization of the previously described purchase credit, Kellstrom will forgive certain of the Company’s obligations under an agreement previously entered into between the Company and Kellstrom. If the Company fails to make the required settlement payments, then Kellstrom may seek to collect the total unpaid balance of the final judgment. The Company does not currently have the financial resources to pay off the total unpaid balance of the final judgment.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On June 22, 2008, the Company entered into a promissory note arrangement with two Israeli investors, pursuant to which the Company issued promissory notes for an aggregate of $75,000 in principal amount received.  The notes mature in June 22, 2009 and bear 15% interest per annum.  In connection with the issuance of the promissory notes, the Company issued to the investors an aggregate of 3,750 shares of its common stock, as well as warrants to purchase an aggregate of 15,000 shares at $2.40 per share for 2 years.

The offering of the promissory notes, the shares of common stock and the warrants was not registered under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemptions from the registration requirements of the Securities Act set forth in Section 4(2) thereof as a transaction by the Company not involving any public offering, the investors met the “accredited investor” criteria required by the rules and regulations promulgated under the Securities Act, there was no underwriter and no general solicitation related to the offering.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

No.	Exhibit
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Phoenix International Ventures, Inc. (Registrant)
August 14, 2008	By:	/s/ Zahir Teja
Zahir Teja
President and Chief Executive Officer

August 14, 2008	By:	/s/ Teja N. Shariff
Teja N. Shariff
Chief Financial Officer and Chief Accounting Officer

INDEX TO EXHIBITS

No.	Exhibit
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.