Form 10-Q
period 2008-09-30
Phoenix International Ventures, Inc.
filed 2008-11-14
CIK 1383637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2008

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

The number of shares outstanding of the issuer’s common stock, as of November 14, 2008 was 8,046,718.

Phoenix International Ventures, Inc.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

Phoenix International Ventures, Inc.
Condensed Consolidated Balance Sheet
As of
	September 30, 2008 (Unaudited)	December 31, 2007
Assets
Current assets
Cash	59,543	70,314
Accounts receivable	337,986	86,929
Inventory	200,449	164,248
Lease deposits	4,000	4,000
Prepaid expenses	1,300	530

Total current assets	603,278	326,021

Property and equipment, net	51,353	61,581

Total assets	654,631	387,602

Liabilities and Stockholders' (Deficit)
Current liabilities
Line of credit	50,708	35,000
Accounts payable and accrued expenses	595,702	508,243
Customer deposits	223,462	307,106
Notes payable	204,959	87,526
Legal settlement	384,000	950,154
Due related party	211,567	240,875
Officer advances	38,961	48,610

Total current liabilities	1,709,359	2,177,514

Long term liabilities
Notes payable	27,093	36,960
Officer advances	369,375	369,375

Total liabilities	2,105,827	2,583,849

Stockholders' (deficit)
Preferred stock - $0.001 par value; 1,000,000 shares
authorized; zero shares issued and outstanding	-	-
Common stock - $0.001 par value; 50,000,000 shares
authorized; 8,035,618 shares issued and outstanding	8,035	7,746
Paid in capital	1,365,450	1,145,397
Subscription receivable	-	(63,020)
Income (loss) for the period	(2,824,681)	(3,286,370)

	(1,451,196)	(2,196,247)

Total liabilities and stockholders' (deficit)	654,631	387,602
The accompanying notes are an integral part of the financial statements

Phoenix International Ventures, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		2007		2007
	2008	(Restated)	2008	(Restated)

Sales	746,137	77,192	1,678,843	789,682

Cost of sales	461,202	88,616	1,014,418	583,283

Gross margin	284,935	(11,424)	664,425	206,399

Operating expenses
General and administrative expenses	282,315	293,812	727,122	1,026,078

Total operating expenses	282,315	293,812	727,122	1,026,078

Income (Loss) from operations	2,620	(305,236)	(62,697)	(819,679)

Recovery of Contingency	-	-	566,154	-
Interest expense	(28,434)	(4,548)	(41,768)	(13,289)

Net (loss) before taxes	(25,814)	(309,784)	461,689	(832,968)

Income taxes	-	-	-	(9)

Net income (loss)	(25,814)	(309,784)	461,689	(832,977)

Net Income (loss) per common share:
Basic	(0.00)	(0.04)	0.06	(0.12)
Diluted	(0.00)	(0.04)	0.05	(0.12)

Weighted average shares outstanding:
Basic	8,035,618	7,096,000	7,749,439	7,096,000
Diluted	8,035,618	7,096,000	9,861,346	7,096,000

The accompanying notes are an integral part of the financial statements

Phoenix International Ventures, Inc.
Condensed Consolidated Statements of Cash Flows
for the Nine Months Ended September 30,
(Unaudited)

	2008	2007
Net cash used in operating activities	$(244,066)	110,495

Cash flows from investing activities
Cash purchased in acquisition of subsidiary		3,334
Purchase of fixed assets		(1,200)
Net cash provided from investing activities	-	2,134

Cash flows from financing activities
Proceeds from subscription receivables	63,020	-
Proceeds from line of credit	15,708	10,404
Proceeds from notes payable	236,536	-
Repayment of notes payable	(132,444)	(6,637)
Issuance of common shares	1,900	-
Proceeds of officer advances	48,575	(8,980)
Net cash provided by financing activities	233,295	(5,213)

Increase (Decrease) in cash	(10,771)	107,416

Cash, beginning of year	70,314	16,343
Cash, end of period	$59,543	123,759

Cash paid for
Interest	$6,828	5,928
Income taxes	$-	-

Non-cash investing and financing activities:
Issuance of 396,000 shares of common stock in exchange for debt	-	198,000
Issuance of 274,000 shares of common stock in redemption of accrued expenses	137,000

The accompanying notes are an integral part of the financial statements

Phoenix International Ventures, Inc.
Notes to the Condensed Consolidated Financial Statements
September 30, 2008

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

Phoenix International Ventures, Inc.
Notes to the Condensed Consolidated Financial Statements
September 30, 2008

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

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for its financial statements that are presented in conformity with GAAP. The Company does not expect SFAS 162 to have a material impact on its consolidated financial statements.

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

In May, 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 –Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (including Partial Cash Settlement) ("FSP APB 14-1"). FSP APB 14-1requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company is currently evaluating the potential impact this statement may have on its future financial statements.

Note 2 – Restatement

During the preparation of the financial statements for the twelve months ended December 31, 2007, the Company discovered that the fair value of the options it issued during that nine months ended  September 30, 2007 were understated in its Quarterly Report on Form 10-QSB that was filed with the SEC on November 14, 2007 for the period ended September 30, 2007 (the “September 30, 2007 10-QSB”). Due to the fact that the financial statements for the year ended December 31, 2007 reflect the correct fair value, it was decided that there was no need to restate the financial statements included in the September 30, 2007 10-QSB.

The fair value of the options issued in the nine months ended September 30, 2007 was restated to be $315,157 more than what was stated in the September 30, 2007 10-QSB. This restatement had caused net loss per share to be restated to (0.12) from (0.07) in the September 30, 2007 10-QSB. These restatements had no effect on the cash flows statement for the period ended September 30, 2007.

Phoenix International Ventures, Inc.
Notes to the Condensed Consolidated Financial Statements
September 30, 2008

Note 3 – Reclassifications

The Company reviewed the classification of its operating expenses and other income items for the period ended September 30, 2007. As a result of the review, certain amounts have been reclassified to cost of sales to conform to the current presentation. The reason for the reclassifications was the reallocation of certain departmental expenses. The reclassifications were all contained in the operating expense classification of the Consolidated Statement of Operations and the results of the reclassifications did not impact previously reported financial position, cash flows, or results of operations.

	Nine Months Ended September 30, 2008

	As	Amount	As
	Reported	Reclassified	Reclassified
Reclassified items:
Cost of Sales	$418,504	$164,779	$583,283
General and Administrative
(as restated)	861,299	(164,779)	1,026,078

Net effect of reclassification	-	-	-

Note 4 - Financial Condition, Liquidity, and Going Concern

At September 30, 2008, the Company has a working capital deficit of $1,106,081 and an accumulated deficit of $2,824,681. These conditions raise substantial doubt about the Company's ability to continue as a going concern. To date, the Company has been dependent upon officer advances to finance operations. The Company has developed a plan to address its precarious financial situation. The plan is based primarily on the Company’s current financial assets, backlog and expectations regarding revenues and operating costs and is further supplemented by the Company’s capital raising efforts through the issuance of debt and equity. The Company believes it can meet the financial requirements of the current plan for year ended 2008 without raising additional funds although it is currently in the process of raising capital through the issuance of debt.

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

Phoenix International Ventures, Inc.
Notes to the Condensed Consolidated Financial Statements
September 30, 2008

Note 5 - Geographical Segments

Product revenues are attributed to regions based upon the location of the customer. The following table summarizes the Company’s geographical customer concentration of total product revenue:

	Nine months ended September 30,
Region:	2008	2007
United States	64%	100%
Europe	36%

Total:	100%	100%

Note 6 - Inventory

Inventory consists of used equipment that can be re-manufactured for re-sale and parts. At September 30, 2008, inventory consisted of the following:

	September 30, 2008	December 31, 2007
Raw materials	$160,545	114,000
Work in process	39,904	50,248

	$200,449	164,248

Note 7 - Notes Payable

The Company has a revolving line of credit from a financial institution totaling $35,000.  At September 30, 2008, the line of credit was fully extended and the Company has required monthly payments of interest at 6.5% above Prime Rate. On September 30 the interest rate for this loan was 11.5%..  On October 18, 2009, the outstanding balance on the line of credit converts to a note payable of equal installments of interest and principal until September 30, 2013.

The Company has a revolving line of credit from a foreign financial institution totaling $15,708.  At September 30, 2008 the line of credit was fully extended to the Company. The line of credit bears a monthly interest ranging from 10%-13% based upon the amount extended.

 In June, July, August and September 2008, the Company entered into promissory note agreements with five Israeli investors and two Israeli corporations for the aggregate amount of $236,000. Some of these notes were in New Israeli Shekels and some in U.S. Dollars. These notes are to be paid in full at various dates between June 22 and August 18, 2009 and bear 15% interest per annum. In addition, these notes were discounted by shares and warrants. In total the Company issued  an aggregate of 13,575 shares, and warrants to purchase an aggregate of  33,950 shares at a price per shares that varies between $2.40 and $2.60 per share for 2 years. Some of these notes have been collateralized by a fixed number of shares of the Company’s common stock.

Phoenix International Ventures, Inc.
Notes to the Condensed Consolidated Financial Statements
September 30, 2008

At September 30, 2008 notes payable consist of the following:

	Total amount	Current
Note payable to a financial institution in a foreign country; 12.4% per annum; monthly payments of $242	$2,934	$2,934
Note payable to a financial institution; 0% interest per annum; monthly payments of $756 to 2012; collateralized by an automobile.	36,920	9,827
Promissory note agreements at 15% per annum	178,082	178,082
Note payable to an individual; interest at 7%	14,116	14,116
	$232,052	$204,959

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

On May 26, 2006, the Company entered into a settlement agreement whereby it agreed to issue purchase credits in the amount of $500,000 and make cash payments of $150,000. In addition, the Company agreed to pay an additional sum of $566,154, in the event that (a) the Company defaulted on purchase credits or (b) if the Company is awarded a one-time specific contract from a specific customer before May 26, 2008. This one-time specific contract was not received. If the Company does not default on the remaining purchase credits, no further obligation will be due.  Therefore, the contingency sum of $566,154 has been recovered and recorded as a recovery of contingency. At September 30, 2008, the remaining balance of the legal settlement was $384,000 in trade credits.

Note 9 - Related Party Transactions

As of September 30, 2008 the Company owed an officer for his advances of an aggregate of $408,336, of which $38,961 is currently due. These advances are non-interest bearing and the officer has agreed not to demand payment of the long term portion during the next twelve months. During the nine months ended September 30, 2008, the Company repaid $9,649 of previously accrued officer advances.

During the nine months ended September 30, 2008 the Company accrued salaries to officers in the aggregate amount of $52,859.  At September 30, 2008, the total accrued officer salaries were $196,730. $4,526 was owed to other related parties as of September 30, 2008.

On April 26, 2007, the Company entered into a consulting agreement with a related party to assist the Company with its business development.  Consulting fees under the agreement require a minimum annual payment of $120,000. At September 30, 2008 the Consultant exercised an option to purchase 274,000 shares of the Company’s common stock for $137,000. This transaction has reduced the accrued fees to $10,311.

Phoenix International Ventures, Inc.
Notes to the Condensed Consolidated Financial Statements
September 30, 2008

Note 10 - Leases

The Company leases a 7,500 square foot operating facility under a non-cancelable lease expiring September 30, 2009. The lease contains a one-year renewal option. Minimum lease payments through September 30, 2009 are $37,800. Lease expenses for the nine months ended September 30, 2008 and 2007 totaled $27,000 and $48,288 respectively.

Note 11 – Share Capital

As of September 30, 2008, the Company had 8,035,618 shares outstanding.

The Company is authorized to issue 1,000,000 shares of $0.001 preferred stock and 50,000,000 shares of $0.001 par value common stock.

In June, July, August and September 2008, the Company issued an aggregate of 13,575 shares, and warrants to purchase an aggregate of 33,950 shares at prices per share ranging from $2.40 to $2.60 per share for a period of 2 years, as part of a note agreement.

In September 30, 2008, a consultant to the Company, exercised an option to purchase 274,000 shares in redemption of  $137,000 of accrued expenses in accordance with a consulting agreement.

In September 30, 2008, an investor exercised an option to purchase 1,900 shares for $1,900 in accordance with a subscription agreement.

The following table summarizes the outstanding warrants as of September 30, 2008:

Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price
$1.00	325,072	1.0 years	$1.00
2.47	15,000	1.75 years	2.47
2.58	4,800	1.75 years	2.58
2.60	10,000	1.83 years	2.60
2.40	4,150	1.83 years	2.40

Phoenix International Ventures, Inc.
Notes to the Condensed Consolidated Financial Statements
September 30, 2008

The following table summarizes the outstanding options as of September 30, 2008:

Range price ($)	Number of Options	Weighted Average Remaining Life	Weighted Average Exercise Price
$0.50	1,046,000	2.25 years	$0.50
$1.00	170,000	1.95 Years	$1.00

Note 12 - Income Taxes

At December 31, 2007, a temporary difference for a loss on a contingent liability related to a legal settlement was reported. At September 30, 2008, the contingency was not met and a recovery of this loss was recorded. The recovery did not have a net effect on the Company’s deferred tax items as these items continue to carry a full valuation allowance.  Further, the contingent loss recovery did not affect the Company’s taxable income for the nine months ended September 30, 2008.

Note 13 - Subsequent Events
On October 27, 2008, the Company issued three individuals related to its legal counsel an aggregate of 9,000 shares of common stock in redemption of accrued fees in the amount of $20,000. The transaction was done at market price.

On October 27, 2008, an investor exercised a warrant to purchase 2,100 shares for $1.00 per share based on a subscription agreement.

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

The Company manufactures support equipment for military aircraft which are used for maintaining, operating or testing aircraft sub-systems. We also remanufacture existing support equipment in order to extend usefulness and eliminate original product defects. We are ISO 9001/2000 certified, which is due for renewal on April 26, 2010. We have a licensing agreement with Lockheed Martin Aeronautics Company to re-manufacture several types of Support Equipment for P-3 Orion surveillance aircraft.

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

The following is a discussion of our accounting policies that are both most important to the portrayal of our financial condition and results, and that require management’s most difficult, subjective, or complex judgments.

Stock Based Compensation.

We account for stock option grants in accordance with SFAS No. 123(R), Share-Based Payment. We record the cost of employee and non-employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments is estimated using a Black-Scholes option-pricing model. We currently do not have sufficient trading history to estimate expected  volatility, therefore, we use a surrogate in order to calculate volatility. Further, we use the “plain vanilla” method to estimate the expected term of options issued to officers and employees.  Under this method, the expected term is calculated as the average of the vesting period and the contractual life of the option.

Revenue Recognition

We account for sales derived from long-term study and production contracts in conformity with the American Institute of Certified Public Accountants (AICPA) Statement of Position No. 81-1 (SOP 81-1), Accounting for the Performance of Construction-Type and Certain Production-Type Contracts.   Sales are recognized using various measures of progress, as allowed by SOP 81-1, depending on the contractual terms and scope of work of the contract.

Revenue that is not derived from long-term contracts is recognized when persuasive evidence of a final agreement exists, delivery has occurred, the selling price is fixed or determinable and payment from the customer is reasonably assured.  The majority of customer sales terms are F.O.B. origin, where revenue is recognized upon shipment.

Sales are subject to a limited warranty that provides for repair or replacement of defective parts.  In accordance with SFAS 48, Revenue Recognition When Right of Return Exists management has evaluated the Company’s experience with sales returns.   Historically, we have not experienced any costs for warranty claims.  As such, the warranty reserve was zero at September 30, 2008.

Results of Operations

Financial Information - Percentage of Revenues
(Unaudited)

	Nine Months ended
	September 30,
	2008	2007
Revenues	100%	100%
Cost of sales	-60%	-74%
Gross margin	40%	26%
Operating expenses:
General and administrative	-43%	-130%
Total operating expenses	-43%	-130%
Other income (expenses)	31%	-2%
Net (loss) before taxes	28%	-105%
Net income (loss)	28%	-105%

Comparison of the Nine Months Ended September 30, 2008 and September 30, 2007

Revenues

Revenues increased 113% to $1,678,843 for the nine months ended September 30, 2008 compared to $789,682 for nine months ended September 30, 2007. For the nine months ended September 30, 2008, 60% of the revenues were derived from manufacturing and product sales, 28% were derived from study contracts and 11% were derived from remanufacturing orders.  These results were consistent with our revenues during the nine months ended September 30, 2007, in which 49% of revenues were derived from manufacturing and product sales, 39% were derived from study contracts and 12% were derived from remanufacturing.

For the nine months ended September 30, 2008, three customers represented 69% of our revenues. As of September 30, 2008, 64% of our revenues were derived from U.S. customers and 36% from European customers. Management believes that revenue from European customers will continue to be a significant portion of our sales.

Cost of Sales

Cost of revenues consists primarily of subcontractors and raw materials used in manufacturing along with other related charges. Cost of sales increased 74% to $1,014,418 for the nine months ended September 30, 2008, compared to $583,283 for nine months ended September 30, 2007, representing 60% and 74% of the total revenues for nine months ended September 30, 2008 and September 30, 2007, respectively. The decrease in our cost of sales as percentage of our revenues in the nine months ended September 30, 2008 is primarily attributable to the increase in high margin orders being delivered during the nine months ended September 30, 2008; management may or may not be able in the future to deliver such high margin products.

General and Administrative Expenses

General and administrative expenses decreased by 29% to $727,122 for the nine months ended September 30, 2008 from $1,026,078 for the nine months ended September 30, 2007.  The decrease in general and administrative costs is primarily attributable to an approximate $460,000 option expense during the nine months ended September 30, 2007 which did not re-occur during the nine months ended September 30, 2008. As a percentage of revenues, general and administrative expenses decreased to 43% for the nine months ended September 30, 2008, as compared to 130% for the nine months ended September 30, 2007.

Other income

We had other income of $524,386 during the nine months ended September 30, 2008, which is primarily due to our recovery of a $566,154 contingency related to a legal settlement. This is non-recurring income.

Income (loss) before Taxes

Net income before taxes for the nine months ended September 30, 2008 amounted to $461,689 as compared to a net loss before taxes of $832,968 for the nine months ended September 30, 2007. The increase in net income before taxes is primarily due to a non-recurring recovery of contingency income in the amount of $566,154

Taxes on income

We do not expect to pay any income tax on profit due to carry forward of losses from prior years.

Comparison of the Three Months Ended September 30, 2008 and September 30, 2007

Revenues

Revenues increased 867% to $746,137 for the three months ended September 30, 2008 compared to $77,192 for three months ended September 30, 2007 due to increased product sales and deliveries during the quarter ended September 30, 2008 in comparison to a low delivery volume in the three months which was primarily attributable to the Company’s relocation during the three months ended September 30, 2007. For the three months ended September 30, 2008, 82% of the revenues were derived from manufacturing and product sales, 16% were derived from study contracts and 2% were derived from remanufacturing orders, as compared with the three months ended September 30, 2007, in which 53% of revenues were derived from product sales, 47% were derived from study contracts and 0% were derived from remanufacturing.

For the three months ended September 30, 2008, two customers represented 70% of our revenues. As of September 30, 2008, 77% of our revenues were derived from U.S. customers and 23% from European customers. Management believes that revenue from European customers will continue to be a significant portion of our sales.

Cost of Sales

Cost of revenues consists primarily of subcontractors and raw materials used in manufacturing along with other related charges. Cost of sales increased 420% to $461,202 for three months ended September 30, 2008, compared to $88,616 for three months ended September 30, 2007, representing 62% and 115% of the total revenues for three months ended September 30, 2008 and September 30, 2007, respectively. The decrease in our cost of sales as percentage of our revenues in the three months ended September 30, 2008 is primarily attributable to the increased volume, as well as delivery, of higher margin orders during the three months ended September 30, 2008; management may or may not be able in the future to deliver such high margin products.

General and Administrative Expenses

General and administrative expenses decreased by 4% to $282,315 for the three months ended September 30, 2008 from $293,812 for the three months ended September 30, 2007. As a percentage of revenues, general and administrative expenses decreased to 38% for the three months ended September 30, 2008, as compared to 381% for the three months ended September 30, 2007.

Liquidity and Capital Resources

Cash as of September 30, 2008, amounted to $59,543 as compared with $70,314 as of December 31, 2007, a decrease of $10,771. Net cash used in operating activities for the nine months ended September 30, 2008, was $244,066. Net cash provided by financing activities for the nine months ended September 30, 2008 was $233,295.

Our capital investments are primarily for the purchase of equipment for services that we provide or intend to provide. This equipment includes truck, shop tools, and shop machinery.

We lease our 7,500 square foot operating facility under a lease expiring September 30, 2009. Minimum lease payments through September 30, 2008 are $37,800.

We will continue to finance our operations primarily from the cash provided from operating activities. Management believes that we will execute significant portions of our backlog in the next twelve months, and expect to fund our operations over the next twelve months from the proceeds from these sales. As of September 30, 2008, we had a backlog of approximately 5,674,758. One order is for the design and manufacture of new age ground support equipment for $2,450,450, and we expect to execute significant portions of this contract in 2009, Successful execution of this contract may lead to significant new orders although management cannot be certain that this will indeed be the outcome. Two of the orders are study contracts from two customers for the approximate amount of $948,770.  These orders are partly for time, material and agreed profit.  We collect a significant amount of these revenues on a monthly basis and for progress towards milestone billing. For these types of orders, which make up more than a quarter of our backlog, there is no need for us to finance materials and labor. Additionally, management is expecting, although there can be no assurance, that additional orders will come in. Working capital deficit decreased to $1,105,414 at September 30, 2008 from $1,851,493 in December 31, 2007 mainly due to a recovery of a contingency. Our senior management is also willing to defer salary payments, if necessary. As a result, we believe that we will have enough funds from our operations to support our operations during the next twelve months.

We are considering raising funds for working capital purposes through the issuance of equity and/or debt, to fund possible acquisitions and business development activities and for working capital.  There can be no assurances that any such fund-raising efforts will be successful.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4T.	Controls and Procedures

In accordance with SEC final rule release nos. 33-8760 and 33-8934, due to the transition period available to newly public companies, the Company is not required to include its management’s assessment on the Company’s internal control over its financial reporting until it files its annual report on Form 10-K for the fiscal year ended December 31, 2008, or its auditor’s attestation report until it files its annual report on Form 10-K for the fiscal year ended December 31, 2009. As a result, the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2007 did not contain management’s assessment or its auditor’s attestations on the Company’s internal control over its financial reporting.

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

The Company and Mr. Zahir Teja, CEO have entered into a settlement agreement with Kellstrom Defense Aerospace, Inc. This settlement agreement compromises a final judgment in the amount of $1,173,913 entered in connection with an action brought by Kellstrom against the Company in the United States District Court for the Southern District of Florida. Under this agreement, the Company has paid Kellstrom $150,000 in cash. The Company has also issued Kellstrom a $500,000 purchase credit to be applied towards the purchase of materials and services from the Company. As of September 30, 2008 the remaining balance of the trade credits is approximately $384,000. Upon the Company’s payment of the above-described $150,000 and Kellstrom’s utilization of the previously described purchase credit, Kellstrom will forgive certain of the Company’s obligations under an agreement previously entered into between the Company and Kellstrom. If the Company fails to make the required settlement payments, then Kellstrom may seek to collect the total unpaid balance of the final judgment. The Company does not currently have the financial resources to pay off the total unpaid balance of the final judgment.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

 In June, July, August and September 2008, the Company entered into promissory note agreements with five Israeli investors and two Israeli corporations for the aggregate amount of $236,000. Some of these notes were in New Israeli Shekels and some in U.S. Dollars. These notes are to be paid in full at various dates between June 22 and August 18, 2009 and bear 15% interest per annum. In addition these notes were discounted by incentive shares and several note holders received warrants, as follows: investors received an aggregate of 13,575 shares and warrants to purchase an aggregate of 33,950 shares at a price per shares that varies between $2.40 and $2.60 per share for 2 years. Some of these notes have been collateralized by a fixed number of shares of the Company’s common stock.

The offering of the promissory notes, the shares of common stock and the warrants were not registered under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemptions from the registration requirements of the Securities Act set forth in Section 4(2) thereof as a transaction by the Company not involving any public offering, the investors met the “accredited investor” criteria required by the rules and regulations promulgated under the Securities Act, there was no underwriter and no general solicitation related to the offering.

In September 30, 2008 Anney Business Corp, a consultant to the company, exercised an option to purchase 274,000 shares in redemption of  $137,000 of accrued expenses in accordance with a consulting agreement.

In September 30, 2008, an investor exercised an option to purchase 1,900 shares for $1,900 in accordance with a subscription agreement.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On July 28, 2008, Phoenix International Ventures, Inc (the “Company”) held its 2008 Annual Stockholders Meeting in Carson City, Nevada to consider and vote upon two proposals; (i) to re-elect Zahir Teja and Neev Nissenson as the Company’s directors to serve until the next annual stockholders meeting, and (ii) to ratify the Company’s Board of Director’s selection of Mark Bailey & Company, Ltd. as the Company’s independent auditors for the fiscal year ended December 31, 2008.  During the Annual Stockholders Meeting, the Company approved the following proposals; (i) the  re-election of Zahir Teja and Neev Nissenson as the Company’s directors, to serve until the next annual stockholders meeting, and (ii) the ratification of the Board’s appointment of Mark Bailey & Company, Ltd. as the Company’s independent auditors for the fiscal year ended December 31, 2008.

Following is a summary of the votes cast at the meeting:

	Votes For	Votes Against	Abstain
Election of Zahir Teja	4,547,750	0	0
Election of Neev Nissenson	4,547,750	0	0
Ratification of Mark Bailey & Company, Ltd.	4,547,750	0	0

Item 5.	Other Information

None.

Item 6.	Exhibits
No.	Exhibit
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Phoenix International Ventures, Inc. (Registrant)
November 14, 2008	By:	/s/ Zahir Teja
Zahir Teja
President and Chief Executive Officer

November 14, 2008	By:	/s/ Teja N. Shariff
Teja N. Shariff
Chief Financial Officer and Chief Accounting Officer

INDEX TO EXHIBITS
No.	Exhibit
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.