Form 10-K
period 2008-12-31
Phoenix International Ventures, Inc.
filed 2009-03-31
CIK 1383637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ______________

Commission file number 333-140257

Phoenix International Ventures, Inc
(Exact name of registrant as specified in its charter)

Nevada	20-8018146
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

61B Industrial Parkway
Carson City, NV 89706
(Address of principal executive offices) (Zip Code)

(775) 882 9700
 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

None.

Securities registered under Section 12(g) of the Act:
Common Stock, par value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2008, 7,749,893 shares of common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant, as of June 30, 2008, the last business day of the 2nd fiscal quarter, was approximately $6,621,921 based on the close price for the registrant’s common stock as quoted on the Over-the-Counter Bulletin Board on that date. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

As of March 31, 2009, there were 8,046,718 shares of our common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

PART I

ITEM 1.   BUSINESS

Corporate Information

Phoenix International ventures, Inc. (“we,” “us,” “our” or the “Company”) was incorporated on August 7, 2006 under the laws of the State of Nevada. Phoenix Aerospace, Inc. was incorporated on April 18, 2003 under the laws of the State of Nevada. The Company, Zahir Teja, and Phoenix Aerospace, Inc. entered into a Share Exchange Agreement dated as of December 1, 2006. Under the Share Exchange Agreement, Mr. Teja, the sole owner and principal of Phoenix Aerospace, Inc. exchanged all the issued and outstanding shares of Phoenix Aerospace, Inc.’s common stock for 3,000,000 shares of the common stock of the Company. As a result of this transaction, Phoenix Aerospace, Inc. became a wholly owned subsidiary of the Company, and Mr. Teja became a principal stockholder of and continued to be a principal of the Company. The effective date of this transaction was January 1, 2007.

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

Some of the support equipment for a number of weapon systems in current production, as well as `legacy' weapon systems are in need of overhaul or are obsolete and need to be replaced. We remanufacture some of the existing support equipment, and also manufacture new support equipment.  Frequently new support equipment is often not available, has long delivery lead times, or is very expensive to purchase. Upgrading and remanufacturing of existing support equipment thus becomes an alternative. Our remanufacturing process for existing support equipment is designed to respond to this market.

Our remanufacturing process involves breaking down the support equipment for analysis, replacing or refurbishing broken or defective components, rebuilding the support equipment, and finally testing the support equipment so that it has the same form, fit and function of the original support equipment in accordance with the original manufacturer's specifications.

            We also design and manufacture new ground support equipment.  In this process, we generally bid on a government contract after conducting an internal cost analysis and pricing plan. We then submit a formal proposal based on our estimated budget.  Once the contract has been awarded, we would design the requested unit and test a prototype before producing the units.

The Military Market

The U.S. military market which we contract with and seek to contract with includes two branches of the U.S. military-the U.S. Air Force (the “USAF”) and the U.S. Navy-and a number of contractors who have extensive business relationships with branches of the U.S. military.

The U.S. military market is largely dependent upon government budgets, particularly the defense budget. The funding of government programs is subject to Congressional appropriation. While U.S. defense contractors have benefited from an upward trend in overall defense spending in the last few years, the ultimate size of future defense budgets remains uncertain. Current indications are that the total defense budget will remain the same or decrease over the next few years. However, Department of Defense programs in which we participate, or in which we may seek to participate in the future, must compete with other programs for consideration during our nation's budget formulation and appropriation processes. Budget decisions made in this environment may have long-term consequences for our size and structure and that of the defense industry. While we believe that our programs are a high priority for national defense, there remains the possibility that one or more of our programs will be reduced, extended, or terminated. Reductions in our existing programs, unless offset by other programs and opportunities, could adversely affect our ability to grow our revenues and profitability. Although multi-year contracts may be authorized in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may be expected to continue for several years. Consequently, programs are often only partially funded and additional funds are committed only as Congress makes further appropriations.

The U.S. Government and U.S. Defense Contractors Contracting Process

Our U.S. government contracts are obtained through the Department of Defense procurement process as governed by the Federal Acquisition Regulations and related regulations and agency supplements, and are historically fixed-price contracts. This means that the price is agreed upon before the contract is awarded and we assume complete responsibility for any difference between estimated and actual costs.  Subsequent to September 30, 2006, we entered into several cost plus contracts. This means that under the applicable agreement, we are entitled to be reimbursed for our costs and are entitled to be paid a fixed rate of return. What constitutes reimbursable costs and the prescribed rate of return is ordinarily subject to negotiation.

Under the Truth in Negotiations Act of 1962 (the “Negotiations Act”), the U.S. government has the right for three years after final payment on certain negotiated contracts, subcontracts and modifications, to determine whether we furnished the U.S. government with complete, accurate and current cost or pricing data as defined by the Negotiations Act. If we fail to satisfy this requirement, the U.S. government has the right to adjust a contract or subcontract price by the amount of any overstatement as defined by the Negotiations Act.

U.S. government contracts permit the U.S. government to unilaterally terminate these contracts at its convenience. In the event of such termination, we are entitled to reimbursement for certain expenditures and overhead as provided for in applicable U.S. government procurement regulations. Generally, this results in the contractor being reasonably compensated for work actually done, but not for anticipated profits. The U.S. government also may terminate contracts for cause if we fail to perform in strict accordance with contract terms. Termination of, or elimination of appropriation for, a significant government contract could have a material adverse effect on our business, financial condition and results of operations in subsequent periods. Similarly, U.S. government contracts typically permit the U.S. government to change, alter or modify the contract at its discretion. If the U.S. government were to exercise this right, we could be entitled to reimbursement of all allowable and allocable costs incurred in making the change plus a reasonable profit.

Depending on the size, complexity, and duration of the particular agreement, the U.S. government may either pay for the manufactured or remanufactured product upon delivery and acceptance thereof or pay for the manufactured or remanufactured product in installments upon the accomplishment of specified milestones and/or an agreed payment timetable.

Ordinarily, a prospective vendor seeking to do business with the U.S. Department of Defense or with U.S. defense contractors is required to prepare the company to be International Standard Organization (“ISO”) certified. This means that it has to have proper written management procedures on all facets of its business including but not limited to, quoting to a customer, receiving purchase orders, issuing purchase orders, issuing work orders, tracking work orders, quality control for incoming materials and outgoing finished goods and inspections and acceptance, etc. and that the vendor is operating its business following these procedures.

Once a vendor has these management procedures in place, it has to engage the services of an independent certified company that is qualified to audit these procedures and confirm that the vendor is following them in its day-to-day operations. This will result in a vendor being ISO certified. This certification does not mean that the vendor has technical capabilities or the ability to perform on a contract. This certification informs a potential customer that the company has written procedures which it follows when conducting its day-to-day business.

Obtaining this certification is burdensome and time-consuming because the vendor has to have a full complement of personnel in different departments who are able to perform tasks per the written procedures; all the while no revenues are generated. Our subsidiary, PAI, received this certification in 2003.  Our certification was renewed effective April 26, 2007 for an additional three year period.

Once a vendor is ISO-certified, a vendor is in a position to solicit business from a defense contractor (customer), who frequently has its own quality assurance program. Typically, for the first contract/purchase order, if the customer decides it wants to procure goods and services from a vendor, then the customer prior to issuing a contract/purchase order would schedule to send (generally at its own expense), an inspector or team of inspectors to go to the vendor facility and determine for itself, using its own criteria: the technical capabilities, facilities, quality assurance procedures etc. Once satisfied, then and only then they will issue a purchase order. This is done at the expense of the customer and the customer will only spend money for this expense, if it determines that the vendor has the possibility to supply goods and services that are beneficial to the customer.

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

We have remanufactured or are currently remanufacturing: (a) for the U.S. Navy, BR-61 electrical/electronic Test Sets, used to test aircraft environmental systems for the P-3 surveillance plane; (b) for Lockheed Martin, MJ1A Weapons loaders (multi-platform) for use by the U.S. Air Force; and (c) for Lockheed Martin, A/M32A-95 Air Start Carts (multi-platform) for the U. S. Air Force's F-22 fighter.  With respect to each of the previously described programs, we break down the support equipment for analysis, replacing or refurbishing broken or defective components, rebuilding the support equipment, and finally testing the support equipment so that it has the same form, fit and function of the original support equipment in accordance with the original manufacturer's specifications.

We are currently designing and manufacturing for the USAF, two aircraft engine trailers applicable to multi-platform aircrafts, including the F-16, from a $2,450,450 contract awarded to us in September 2008.  Under this contract, we will be designing and producing two new types of aircraft engine trailers and manufacturing several units.  This contract also has an awarded, but not yet exercised, option to purchase an additional 25 trailers, for a price of $2,900,000.  We are also currently designing and remanufacturing certain test boxes for the U.S. Navy, and Air Condition units for Astro Tek.

On occasion during fiscal 2007, 2008 and through the date of this report, we have been engaged by a branch of the U.S. military, to perform a feasibility study for various different items of support equipment to address obsolescence issues and recommend solutions to extend service life for the item of support equipment analyzed. Once the recommended solution is approved by the branch of the U.S. military, then we would be requested to manufacture several units of each item as proof of concept. One of the outgrowths of such a study is the potential to be awarded a contract to implement the study's recommendations.

Market Opportunity and Strategy

Management believes that the scope of the market opportunity for manufacturing and remanufacturing/refurbishing support equipment for the U.S. military market is viable. The viability of the business opportunity is supported by the following market characteristics:

•	the aging support equipment in the field at large – we were contracted by the U.S. Air Force to design new engine trailers that can replace aging support equipment still in use;

•	the growing demand for U.S. military preparedness given the current global political climate;

•	the surge in defense spending from a little over $300 billion before the September 11, 2001 attacks on the United States to over $400 billion annually; and

•	the U.S. military's insistence that defense contractors operate efficiently and timely to deliver the much needed military equipment.

It is difficult to determine what portion of the above-referenced defense spending will be allocated to manufacturing, remanufacturing, and refurbishing of support equipment. Moreover, there is no assurance that the previously set forth market characteristics will not change. See additional discussion in Item 1A - “Risk Factors”.

The military market is currently dominated by major players such as Lockheed Martin Corporation, Honeywell International Inc, Northrop Grumman Corporation, and DRS, Inc. We do not intend to compete with these large defense contractors, rather we seek to establish approved contractor, licensing, and teaming relationships with defense contractors such as Lockheed Martin and Honeywell. Management believes that these contractual relationships, coupled with our designation as a U.S. Navy and U.S. Air Force “Prime Contractor” and a U.S. Navy Designated Repair Depot for certain support equipment, will facilitate our ability to successfully bid on and timely complete contracts with branches of the U.S. military.

Customization

Customization of our products is not a material aspect of our business.

Supply and Manufacturing

Our design, engineering and assembly facilities are located in our Carson City, Nevada headquarters. These facilities comply with certain U.S. military requirements necessary for the manufacture and assembly of products supplied to it and we have qualified our facility in order to meet the quality management and assurance standards (ISO-9001)/2000) of the International Organization for Standardization.

In the course of our remanufacturing process for a particular product, we must obtain replacement parts for worn out or defective components. In this circumstance, we may seek to purchase the replacement component from the original manufacturer or a distributor. Except as described below, we are not ordinarily a party to any formal written contract regarding the deliveries of supplies and components or their fabrication. We usually purchases such items pursuant to written purchase orders of both individual and blanket variety. Blanket purchase orders usually entail the purchase of a larger amount of items at fixed prices for delivery and payment on specific dates.

We rely on suppliers located in the United States and Europe. Certain components used in our products are obtained from sole sources. We have occasionally experienced delays in deliveries of components and may experience similar problems in the future. In an attempt to minimize such problems when we secure a contract, which involves parts that are generally more difficult to obtain, we may obtain the parts and keep them in inventory. However, any interruption, suspension or termination of component deliveries from our suppliers could have a material adverse effect on our business.

Ordinarily, we will not agree to remanufacture a particular support unit unless Management believes that there are readily available sources of supply. Although Management believes that in nearly every case alternate sources of supply can be located, inevitably a certain amount of time would be required to find substitutes. During any such interruption in supplies, we may have to curtail the production and sale of the affected products for an indefinite period.

We entered into an arrangement with a defense equipment manufacturer in October, 2003 concerning licensing such manufacturer's technical data in connection with the repair/refurbishment of P-3 support equipment for sale to the U.S. government. This agreement is a non-transferable, non-exclusive royalty bearing license. We are required to pay royalties related to sales of the support equipment to the particular licensor for a term of five years. The respective parties' performance is subject to other terms, conditions and restrictions, including, without limitation, the maintenance of certain quality standards.

Warranty and Customer Service

We generally provide one-year warranties on all of our products covering both parts and labor, although extended warranties may be purchased by customers. At our option, we repair or replace products that are defective during the warranty period if the proper usage and preventive maintenance procedures have been followed by our customers. Repairs that are necessitated by misuse of such products or are required beyond the warranty period are not covered by our normal warranty.

In cases of defective products, the customer typically returns them to our Carson City, Nevada facility. Our service personnel then replace or repair the defective items and ship them back to the customer. Generally, all servicing is done at our plant, and we charge our customers a fee for those service items that are not covered by warranty. Except for our extended warranties, we do not offer our customers any formal written service contracts.

Marketing and Sales

We market our products and services through direct contact with officials of branches of the U.S. military and officials of various major defense contractors. In addition, we promote our products and services through the dissemination of product literature to potential customers and the attendance and exhibition at trade shows and seminars. We do not have an internal sales force specifically dedicated to the sales and marketing of our products and services. We do not advertise in trade periodicals. Management believes that most of our sales leads are generated by word-of-mouth referrals.

In the military market, the sales cycle for our products usually entails a number of complicated steps and can take from six months to two years. The sales cycle in the commercial markets is generally not as complex or time consuming, but still may take as long as two years. Sales to the military and government markets are greatly influenced by special budgetary and spending factors pertinent to these organizations.

Customers

We sell our products, directly or indirectly, primarily to the U.S. military market and large aerospace and military contractors. We also sell to various European customers.

The following chart sets forth for the fiscal period indicated the names of our five largest customers and their respective percentages of our total sales

Name	Fiscal Period	% of Total Sales
	Twelve Months Ended:
	2008

U.S. Air Force		34
MSI GMBH		27
Northrop Grumman		17
U.S. Navy		9
Langa		8

	2007

U.S. Navy		35
Northrop Grumman		34
MSI GMBH		13
U.S. Air Force		8
Camar		4

The loss of any of these customers could have a material adverse impact on our business.

 Competition

We compete in our market against other concerns, most of which are larger and have greater financial, technical, marketing, distribution and other resources than we do. We compete on the basis of service, performance, reliability, price, and deliveries.

We encounter competition from Lockheed Martin Corporation, Boeing Corporation, Honeywell Aerospace GmbH, United Technologies Corporation, Northrop Grumman Corporation, and DRS, Inc. as well as from Engineered Support Systems, Inc. and Logistical Support, Inc.

In the military and government markets, we will often be engaged, directly or indirectly, in the process of seeking competitive bid or negotiated contracts with government departments and agencies. These government contracts are subject to the Federal Acquisition Regulations with which we may have difficulty complying. However, we are often one of only a few companies whose products meet the required specifications designated by such customers.

Management believes that there are a number of barriers to entry into the military market. A would-be entrant would ordinarily, first need to obtain ISO9000 or applicable ISO certification. Then, customers in the U.S. defense industry and U.S. government departments would then certify such entrant's facilities, technical capabilities, and quality assurance program before such entrant can qualify to do business. The startup costs, Management believes, to get certified and to become an approved vendor are substantial. In addition, the would-be entrant must become familiar with and be willing to accept the risks of the U.S. government military procurement system. Management believes that we have the following competitive advantages over would-be entrants into the U.S. military markets. We are a:

•	Lockheed Martin Aeronautics Company Licensee;

•	Lockheed Martin Aeronautics Company approved vendor;

•	Lockheed Martin Simulation, Training and Support approved vendor;

•	Lockheed Martin Air Logistics Center approved vendor;

•	U.S. Navy Prime Contractor;

•	U.S. Navy Designated Depot Repair Center for Certain Support Equipment;

•	U.S. Air Force Prime Contractor;

•	U.S. Army Prime Contractor

•	Honeywell Aerospace GmbH approved vendor;

•	Northrop Grumman approved vendor;

•	ISO 9001/2000 Certified; and

•	Experienced with the U.S. government contracting process.

Backlog

As of December 31, 2008, our backlog was approximately $5,693,160 as compared with a backlog of approximately $3,644,905 as of December 31, 2007. Four customers accounted for approximately 39%, 18%, 12%, and 12% of such backlog as of December 31, 2008. We presently expect to manufacture and deliver most of the products in our backlog within the next 12 months.

Substantially all of our backlog figures are based on written purchase orders or contracts executed by the customer and involve product deliveries. All orders are subject to cancellation. However, in that event, we are generally entitled to reimbursement of our cost and negotiated profits; provided that such contracts would have been profitable.

Research and Development Activities

We do not devote a material amount of time to separate research and development activities.

Intellectual Property

To date, our generated proprietary information and know-how are an important aspect of our commercial success. Although we do not have a separate research and development department, we nevertheless obtain important proprietary information and know-how in connection with the fulfillment of our obligations under our agreements with the U.S government and defense contractors. We have entered into two licensing arrangements whereby the specified U.S. defense contractor has agreed to share its technical data under licensing agreements concerning the sale of particular support equipment to a branch of the U.S. military. We hold no patents or copyrights and do not have trademark protection for the Phoenix International Ventures or Phoenix Aerospace names. We require each of our employees to sign confidential information agreements. There can be no assurance that others will not either develop independently the same or similar information or obtain and use proprietary information used by us.

Management believes that our products do not infringe the proprietary rights of third parties. In this regard, we seek to obtain representations and warranties of non-infringement from persons with respect to whom we enter into technical data licensing agreements. There can be no assurance, however, that third parties will not assert infringement claims against us in the future or be successful in asserting such claims.

Subsidiaries

We have two wholly owned subsidiaries: Phoenix Aerospace, Inc., a Nevada corporation, and Phoenix Europe Ventures, Ltd., an Israeli corporation.

Government Regulations and Contracts; Compliance with Government Regulation

Due to the nature of the products we design, manufacture and sell for military applications, we are subject to certain U.S. Department of Defense regulations. In addition, commercial enterprises engaged primarily in supplying equipment and services, directly or indirectly, to the United States government are subject to special risks such as dependence on government appropriations, termination without cause, contract renegotiation and competition for the available Department of Defense business. We have no material Department of Defense contracts that are subject to renegotiation in the foreseeable future and are not aware of any proceeding to terminate material Department of Defense contracts in which we may be indirectly involved. In addition, many of our contracts provide for customer rights to audit our cost records and are subject to regulations providing for price reductions if we submitted inaccurate cost information.

Government contracts governing our products are often subject to termination, negotiation or modification in the event of changes in the government's requirements or budgetary constraints. A majority of the products we sell for government applications are sold to companies acting as contractors or subcontractors and not directly to government entities. Agreements with such contractors or subcontractors generally are not conditioned upon completion of the contract by the prime contractor. To the extent that such contracts are so conditioned, a failure of completion may have a material adverse effect on our business. Currently, we do not have any contracts so conditioned.

The contracts for sale of our products are generally fixed-priced contracts. This means that the price is set in advance and generally may not be varied. Such contracts require us to properly estimate our costs and other factors prior to commitment in order to achieve profitability and compliance. Our failure to do so may result in unreimbursable cost overruns, late deliveries or other events of non-compliance.

Under certain circumstances, we are also subject to certain U.S. State Department and U.S. Department of Commerce requirements involving prior clearance of foreign sales. Such export control laws and regulations either ban the sale of certain equipment to specified countries or require U.S. manufacturers and others to obtain necessary federal government approvals and licenses prior to export. As a part of this process, we, in the event we engage foreign distributors, would generally require such foreign distributors to provide documents which indicate that the equipment is not being transferred to, or used by, unauthorized parties abroad.

We and our agents are also governed by the restrictions of the Foreign Corrupt Practices Act of 1977, as amended, ("FCPA") which prohibits the promise or payments of any money, remuneration or other items of value to foreign government officials, public office holder, political parties and others with regard to the obtaining or preserving commercial contracts or orders. We have required our foreign distributors to comply with the requirements of FCPA All these restrictions may hamper us in our marketing efforts abroad.

Our manufacturing operations are subject to various federal, state and local laws, including those restricting or regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. We are not involved in any pending or threatened proceedings which would require curtailment of, or otherwise restrict our operations because of such regulations, and compliance with applicable environmental laws has not had a material effect upon our capital expenditures, financial condition or results of operations.

Management believes that although we are required to implement certain additional procedures that would not otherwise be required in order to comply with applicable federal laws and regulations, such compliance has not generally inhibited or limited our ability to enter into material contracts.

Employees

As of December 31, 2008, we had six full time employees, including two officers, and also had two part time employees, including one officer. Five of these employees were engaged in operations and three were engaged in administration, marketing, and business development.

None of our employees are covered by a collective bargaining agreement or are represented by a labor union. We consider our relationships with our employees to be satisfactory.

The design and manufacture of our equipment requires substantial technical capabilities in many disparate disciplines from engineering, mechanics and electronics. While Management believes that the capability and experience of our technical employees compares favorably with other similar manufacturers, there can be no assurance that we can retain existing employees or attract and hire the highly capable technical employees necessary in the future on terms we deem favorable, if at all.

ITEM 1A.   RISK FACTORS

Investing in our common stock involves a high degree of risk. Prospective investors should carefully consider the risks described below, together with all of the other information included or referred to in this Annual Report on Form 10-K, before purchasing shares of our common stock. There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. The risks described below are not the only ones we will face. If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of our common stock could decline and investors in our common stock could lose all or part of their investment.

Risks Related To Our Business

We have a limited operating history and therefore it may be difficult to evaluate our Company and our prospects.

We were recently organized and our principal operating subsidiary, founded in April, 2003, has only a limited operating history upon which an evaluation of our Company and our prospects can be based. Our prospects for financial success must be considered in light of the risks, expenses and difficulties frequently encountered by companies in highly competitive and evolving markets, such as the defense-aerospace industry market.

We have incurred losses and have a working capital deficit and there can be no assurance that such losses will not continue in the future.

For the fiscal year ended December 31, 2008, we had a net income of $360,774 and for the fiscal year ended December 31, 2007, we incurred a loss of $1,221,539.  As of December 31, 2008, we had a working capital deficit of $1,182,804 and accumulated stockholders' deficit of $1,529,047.  Our capital needs have been met by the cash flow from operations, private placements, salary deferral by Company principals, loans and by issuing promissory note arrangements.  However, there can be no assurance that such losses will not continue in the future.

We may fail to continue as a going concern, in which event you may lose your entire investment in our shares.

We have historically operated at a loss and may continue to do, however, the recent receipt of additional orders, our current backlog, and other factors indicate we will be able to continue as a going concern for at least the next twelve months.  Failure to properly execute our current business plan may result in our inability to continue as a going concern.

We may be unable to manage our growth or implement our business strategy.

Although we have experienced significant growth in a relatively short period of time, we cannot assure you that our growth will continue, nor can we assure you that we will be able to expand our facilities, our client base and markets or implement the other features of our business strategy at the rate or to the extent presently planned. Our rapid growth to date has placed, and in the future will continue to place, a significant strain on our administrative, operational and financial resources.

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

In addition to the foregoing, we are subject to the following risks in connection with government contracts:

•	The frequent need to bid on programs prior to completing the necessary design, which may result in unforeseen technological difficulties and/or cost overruns;
•	The difficulty in forecasting long-term costs and schedules and the potential obsolescence of products related to long term fixed-price contracts;
•	The risk of fluctuations or a decline in government expenditure due to any changes in the US Department of Defense budget or appropriation of funds;
•	When we act as a subcontractor, the failure or inability of the primary contractor to perform its price contract may result in an inability to obtain payment of fees and contract costs;
•	Restriction or potential prohibition on the export of products based on licensing requirements; and
•	Government contract awards can be contested by other contractors.

We are dependent on major customers and any loss of these customers could have a substantial adverse effect on our business, results of operations or financial condition.

Our business is also substantially dependent on a relatively small number of customers and United States Department of Defense programs. In the twelve months ended December 31, 2008, our five largest customers in terms of sales accounted for an aggregate of 95% of total sales. During 2007, our five largest customers in terms of sales accounted for an aggregate of 94% of total sales. The loss of any of the foregoing businesses as a customer could have a material adverse effect on our results of operations or financial condition.

As of December 31, 2008, our backlog was approximately $5,693,160 as compared with backlog of approximately $3,644,905 as of December 31, 2007. Four customers accounted for approximately 39%, 18%, 12%, and 12% of such backlog as of December 31, 2008. We presently expect to manufacture and deliver most of the products in backlog within the next 12 months. The loss or diminution of orders from any large customer or group of customers could have a substantial adverse effect on our business and prospects. See "Item 1- Business - Backlog".

Demand for our defense-related products depends on government spending and any re-allocation or reduction in such spending could have a material adverse effect on our business and results of operations.

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

 The risk that governmental purchases of products may decline stems from the nature of the our  business with the U.S. government, in which the U.S. government may:

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

The risk that our support equipment may malfunction and cause loss of man hours, damage to, or destruction of, equipment or delays is significant. Consequently, we, as a manufacturer or remanufacturer of such support equipment, may be subject to claims if such malfunctions or breakdowns occur. In remanufacturing activities, we deal with obsolete and old equipment which increases the chance of product malfunctions or breakdowns. We do not presently maintain product liability insurance.

If we are unable to attract and retain qualified engineering personnel, our ability to continue our business could be impaired.

Our business is dependent upon our engaging and retaining engineering personnel with experience in the aerospace and defense industries. To the extent that we are unable to hire and retain these engineers, our ability to bid on and perform contracts will be impaired.

We rely on our senior executive officer, the loss of whom would materially impair our operations.

We are dependent upon the continued employment of certain key employees, including our President and Chief Executive Officer, Zahir Teja because of his experience and his contacts in this industry. We have entered into an employment agreement with Mr. Teja; however, the agreement does not assure us that he will continue to work for us since he may terminate his employment agreement on 90 days' notice. The loss of Mr. Teja would materially impair our operations.

Because of our small size and our relative lack of capital and resources, we may have difficulty competing for business.

We compete for contract awards directly with a number of large and small domestic and foreign defense contractors, including some of the largest national and international defense companies, as well as a large number of smaller companies.  Many of these competitors have greater financial, technical, marketing, distribution and other resources than we do.  Our relative lack of capital and resources may continue to place us in a competitive disadvantage.  If we are unable to compete successfully, our business may fail.

A default under the Kellstrom Settlement Agreement could have an adverse effect on our business.

As described in more detail under the heading “Legal Proceedings”, the Company and Mr. Teja have entered into a settlement agreement with Kellstrom Defense Aerospace, Inc. As of December 31, 2008 the balance of the trade credits stands at approximately $384,000. If the Company fails to make the required trade credits deliveries, Kellstrom may seek to collect the total unpaid balance of the final judgment, approximately $1,173,913. The Company does not currently have the financial resources to pay off the total unpaid balance of the final judgment.

Risks Relating To Our Common Stock

Any additional funding we arrange through the sale of our common stock will result in dilution to existing stockholders.

We may raise additional capital in order to effectuate our business plan. Our most likely source of additional capital will be through the sale of additional shares of common stock. Such stock issuances will cause stockholders' interests in our Company to be diluted and such dilution will negatively affect the value of an investor's shares.

Because of our small size, we may be exposed to potential risks resulting from requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required, beginning with this fiscal year ending December 31, 2008, to include in our Annual Report on Form 10-K our assessment of the effectiveness of our internal control over financial reporting as of the end of fiscal 2008. Furthermore, we expect that our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we have maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009. We expect to incur additional expenses and diversion of management's time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the certification requirements.

We have identified certain deficiencies in our internal control over financial reporting.  See Item 9AT – Controls and Procedures.  During the course of our testing, we may identify other deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. Although management believes that the material weakness did not have an effect on our financial reports, if we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Members of the Teja family and the Nissenson family make and control corporate decisions that may be disadvantageous to the minority stockholders.

Mr. Zahir Teja, our President, Chief Executive Officer and Director, and Neev Nissenson, our Vice President, Secretary, and Director, directly or through their respective members of their families, own an aggregate of approximately 56% of the outstanding shares of our common stock. Accordingly, they have and will have significant influence in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations and the sale of all or substantially all of our assets, and a change in control. The interests of Mr. Teja and/or Mr. Nissenson may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other stockholders.

Currently, there is a limited public market for our securities, and there can be no assurances that any substantial public market will ever develop.

Currently, our stock is admitted for quotation of our common stock on the Over-the-Counter Bulletin Board; however, there is presently no substantial public market for our common stock.  We cannot predict the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors. Even if we are successful in developing a public market, there may not be enough liquidity in such market to enable stockholders to sell their stock. If an active public market for our common stock does not develop, investors may not be able to re-sell the shares of our common stock that they have purchased, rendering their shares effectively worthless and resulting in a complete loss of their investment.

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

Because many of our shares are eligible for future sale, the selling of a substantial amount might adversely affect the market price of the shares

Sales of a substantial number of shares of common stock in the public market could adversely affect the market price of such shares. As of December 31, 2008 we had 8,046,718 shares of common stock outstanding, of which the 3,768,750 shares of common stock free trading without restriction pursuant to registration statement that was declared effective in August, 2007. All of the remaining 4,277,968 shares of common stock outstanding are "restricted securities," as that term is defined under Rule 144 promulgated under the Securities Act, and in the future may only be sold pursuant to a registration statement under the Securities Act, in compliance with the exemption provisions of Rule 144 (including, without limitation, certain volume limitations and holding period requirements thereof) or pursuant to another exemption under the Securities Act. Our CEO, Zahir Teja, and his family and affiliates own an aggregate of approximately 2,896,000 shares. Our Vice President, Neev Nissenson, and his affiliates own approximately 1,631,000 shares.

Because we may be subject to “Penny Stock” rules, the level of trading activity in our stock may be reduced.

Broker-dealer practices in connection with transactions in "penny stocks" are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell these securities to persons other than established customers and "accredited investors" must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

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

Our articles of incorporation provide us with the ability to issue "blank check" preferred stock enabling our Board of Directors to fix the price, rights, preferences, privileges and restrictions of preferred stock without any further action or vote by our stockholders. The issuance of preferred stock may delay or prevent a change in control transaction. As a result, the market price of our common stock and the voting and other rights of our stockholders may be adversely affected. The issuance of preferred stock may result in the loss of voting control to other stockholders.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.   PROPERTIES

On August 17, 2007, we entered into a commercial lease agreement (the “Lease”) with Carry Way LLC.  Under the Lease, we leased the approximately 7,500 square feet of a building, housing our former corporate headquarters and manufacturing plant, located at 42 Carry Way, Carson City, NV 89706, for an initial period of 12 months, commencing September 10, 2007 and ending September 30, 2008.  We extended this term on September 30, 2008, for an additional 12 month period which will end on September 30, 2009. The base monthly rent is $3,000, and the security deposit is $2,100.  Mr. Zahir Teja, president of the Company, guaranteed our performance under the Lease. In accordance with extension option exercised September 30, 2008 the monthly rent increased to $3,150.

On January 29, 2009, we leased a new production facility located at 61B Industrial PKWY, Carson City, NV 89706, under a lease commencing March 1, 2009 through February 28, 2011, at a monthly rent of $4,120. Minimum payments on this lease for the next 12 months will be $41,200.  Our principal executive offices were moved to this location effective as of March 19, 2009.

Management believes that these facilities will meet our operational needs for the foreseeable future.

ITEM 3.   LEGAL PROCEEDINGS

The Company and Mr. Teja have entered into a settlement agreement with Kellstrom Defense Aerospace, Inc. This settlement agreement compromises a final judgment in the amount of $1,173,913 entered in connection with an action brought by Kellstrom against the Company in the United States District Court for the Southern District of Florida. Under this agreement, the Company has paid Kellstom $150,000 in cash. The Company has also issued Kellstrom a $500,000 purchase credit to be applied towards the purchase of materials and services from the Company. As of December 31, 2008, the remaining balance of the trade credits is approximately $384,000.

The Company knows of no other material litigation or proceeding, pending or threatened, to which it is or may become a party.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Over-the-Counter Bulletin Board (the “OTC Bulletin Board”) under the symbol, PIVN.OB.” Our shares of common stock began being quoted on the OTC Bulletin Board effective September 21, 2007.

The following table contains information about the range of high and low bid prices for our common stock for each quarterly period of 2008 and the last two quarters of 2007.

Fiscal Quarter End	Low Bid	High Bid
March 31, 2008	$0.85	$1.75
June 30, 2008	$1.76	$2.60
September 30, 2008	$1.98	$2.62
December 31, 2008	$1.35	$2.30

March 31, 2007	N/A	N/A
June 30, 2007	N/A	N/A
September 30, 2007	$.40	$.85
December 31, 2007	$.55	$1.28

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

Holders of Our Common Stock

As of December 31, 2008, we had 71 stockholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information as of December 31, 2008

The Company does not currently have a formal equity compensation plan.

	A	B	C
Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by security holders		$
Equity compensation plans not approved by security holders	1,216,000	--	--
Total	1,216,000	$0.58	(1)
 (1) Options not issued pursuant to a plan with shares available for future issuance.

	Options Outstanding
Range price ($)	Number of Options	Weighted Average Remaining Life	Weighted Average Exercise Price
$0.50	1,046,000	2.0	$0.50
$1.00	170,000	1.7	1.00

Recent Sales of Unregistered Securities

Between June and August 2008, we entered into promissory note arrangements with an aggregate of five Israeli investors and two Israeli corporations, pursuant to which we issued promissory notes for an aggregate of $236,536 in principal amount received.  The notes mature between June 21, 2009 and August 19, 2009 and bear 15% interest per annum.  Interest accrues on a monthly basis and is payable quarterly in an amount equal to the interest accrued on the balance of the Note. The interest payments commence on the third month following the issuance date for such note and shall continue every three months until the applicable maturity date.

There will be no penalties for early repayment of the notes.

In connection with the issuance of the promissory notes, we issued to the investors an aggregate of 13,575 shares of common stock, as well as warrants to purchase an aggregate of 33,950 shares at prices ranging from $2.40 to $2.60 per share for a period of 2 years.

Notes for the aggregate principal amount of $99,465 were collateralized by shares of our common stock put forward by one of our shareholders.  One note in the aggregate principal amount of $20,115 was collateralized by shares put forward by our CEO, Zahir Teja.  The remaining notes were not collateralized.

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

On September 30, 2008, Anney Business Corp, a consultant, exercised an option to purchase 274,000 shares in redemption of $137,000 of accrued expenses in accordance with a consulting agreement.

On September 30, 2008, an investor exercised an option to purchase 1,900 shares for $1,900 in accordance with a subscription agreement.

On October 27, 2008, an investor exercised an option to purchase 2,100 shares for $2,100 in accordance with a subscription agreement

On October 27, 2008, we issued to our legal counsel 9,000 shares in payment of $20,000 accrued expenses.

ITEM 6.   SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The information set forth in Management's Discussion and Analysis or Plan of Operations ("MD&A") may contains certain "forward-looking statements" including, among others (i) expected changes in the Company's revenues and profitability, (ii) prospective business opportunities and (iii) the Company's strategy for financing its business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “estimates,” “intends,” “plan” “expects,” “may,” “will,” “should,” “predicts,” “anticipates,” “continues,” or “potential,” or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements.  These forward-looking statements relate to the plans, objectives and expectations of the Company for future operations. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this Annual Report on Form 10-K should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

You should read the following discussion and analysis in conjunction with the Financial Statements and Notes attached hereto, and the other financial data appearing elsewhere in this Annual Report on Form 10-K..

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

Overview

Phoenix International Ventures, Inc. (“we,” “us,” “our,” “PIV” or the “Company”) was incorporated on August 7, 2006. The financial statements are consolidated with those of our wholly owned subsidiaries, Phoenix Aerospace, Inc. (“PAI”) and Phoenix Europe Ventures Ltd. (“PEV”)

   PAI was incorporated on April 18, 2003. The Company, Zahir Teja, and Phoenix Aerospace, Inc. entered into a Share Exchange Agreement dated as of December 1, 2006. As a result of this transaction, PAI became a wholly owned subsidiary of the Company. The effective date of this transaction was January 1, 2007. The foregoing transaction has been treated for accounting purposes as a “reverse merger.”

The principal business reason for the share exchange was to establish a holding company structure.  This structure, we believe, facilitates future acquisitions and the opening up of new lines of business.  Of course, there can be no assurance that we will make any such acquisitions or open up any such new lines of business.

PAI manufactures support equipment for military aircraft which are used for maintaining, operating or testing aircraft sub-systems. It manufactures some of the existing support equipment which is in need of overhaul or facing maintainability and components obsolescence issues and it also manufactures new support equipment.

PAI is ISO 9001/2000 certified. We recently renewed the process and extended the ISO 9001/2000 certificate until April 26, 2010. PAI has a licensing agreement with Lockheed Martin Aeronautics Company to re-manufacture several types of Support Equipment for P-3 Orion surveillance aircraft. PAI has a marketing, sales and manufacturing agreement with Honeywell Aerospace GmbH for Air Start Cart, RST-184 which is used on various aircraft.

The main users of the equipment are the United States Air Force, US Navy and defense-aerospace companies.

COMPARISON OF THE PERIOD ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007

Financial Information - Percentage of Revenue
12 Months ended December 31, 2008

	2008	2007
Sales	100%	100%
Cost of sales	-61%	-84%
Gross profit	39%	16%
Operating expenses:
Research and Development	0%	0%
Marketing & Selling	0%	0%
General and administrative expenses	-45%	-142%
Total operating expenses	-45%	-142%
Other income (expense)	23%	-3%
Net Income (loss)	17%	-129%

Revenues.  Revenues increased 130% to $2,180,804 for the twelve months ended December 31, 2008, compared to $948,775 for the twelve months ended December 31, 2007. The increase in revenues is primarily attributable to an increase in sales order and deliveries. For the twelve months ended December 31, 2008, remanufacturing contracts accounted for 9% of our revenues, manufacturing and parts trading were 64%, and study contracts were 27% of product sales. This compares to manufacturing and remanufacturing accounted for 10% of our revenues, study contracts 36% and product sales 54% for the twelve months ended December 31, 2007.

US Navy and Air Force represented 43% of the Company’s revenues for the year ended December 31, 2008.  The remaining 57% of sales was to aerospace companies and military contractors. Two customers represented 61% of the Company’s revenues for the year ended December 31, 2008.

Cost of Sales. Cost of revenues consists primarily of sub contractors and raw materials used in the manufacturing process, along with labor and other related charges. Cost of sales increased to $1,334,162  for the twelve months ended December 31, 2008, compared to $792,264 for the twelve months ended December 31, 2007, representing 61% and 84% of the total revenues for the twelve months ended December 31, 2008 and December 31, 2007 respectively. The decrease in costs of sales as percentage of total sales is primarily attributable to the increase in high margin orders being delivered.

General and Administrative Expenses. General and administrative expenses decreased by 28% from $1,347,730 for the twelve months ended December 31, 2007 to $989,030 for the twelve months ended December 31 2008.  The decrease in general and administrative costs is primarily attributable to an approximate $460,000 option expense during the twelve months ended December 31, 2007 which did not re-occur during the twelve months ended December 31, 2008. As a percentage of revenues, general and administrative expenses decreased to 45% for the twelve months ended December 31, 2008, as compared to 142% for the twelve months ended December 31, 2007.

Interest Expense. Interest expense increased to $62,992 for the twelve months ended December 31, 2008, as compared to $30,320 for the twelve months ended December 31, 2006. The increase in interest expense is primarily attributed to expenses associated with the promissory note arrangement the company entered into in the twelve months ended December 31, 2008.

Income before Taxes. Net income before taxes for the twelve months ended December 31, 2008 amounted to $360,774, as compared to a net loss of $1,221,539 for the twelve months ended December 31, 2007.  The increase in income is primarily attributed with additional revenues from manufacturing contracts as well as a recovery of contingency in the amount of $566,154 the twelve months ended December 31, 2008.

Taxes on Income The Company had no tax liabilities for the twelve months ended December 31, 2007 or 2008.

Net Income  Net income for the twelve months ended December 31, 2008 amounted to $360,774.  as compared to a net loss of $1,221,539 for the twelve months ended December 31, 2007. The increase in income is primarily attributed with additional revenues from manufacturing contracts as well as a recovery of contingency in the amount of $566,154 the twelve months ended December 31, 2008.

Earnings (Loss) Per Share.  The earnings per share for the twelve months ended December 31, 2008 was 0.046 basic and 0.036 for fully diluted shares.  The loss per share of common stock for the twelve months ended December 31, 2007 was (0.170) (basic and diluted shares).

LIQUIDITY AND CAPITAL RESOURCES

Cash as of December 31, 2008, amounted to $225,767 as compared with $70,314 as of December 31, 2007, an increase of $155,453. Net cash used in operating activities for the twelve months ended December 31, 2008, was $67,842. Net cash provided by financing activities for the twelve months ended December 31, 2008 was $232,254.

Our capital investments are primarily for the purchase of equipment for services that we provide or intend to provide. This equipment includes truck, shop tools, and shop machinery. There is no need for material capital investments in order to execute the current backlog. Although this may change, we currently do not expect to obtain any material capital investments in the next twelve months.

The Company leases its 7,500 square foot operating facility under a lease expiring September 30, 2009. The lease contains one-year renewal options. Minimum lease payments through September 30, 2009 are $28,350.

On January 29, 2009 the Company entered into an agreement to lease a new production facility starting from March 1, 2009 until February 28, 2011 at a monthly rent of $4,120. Minimum payments on this lease for the next 12 months will be $41,200.

We borrowed $236,536 as part of a promissory note arrangement.  These notes are to mature at intervals between June 21, 2009 and August 19, 2009. We expect to repay these obligations primarily from cash generated by our operating activities.

We shall continue to finance our operations mainly from the cash provided from operating activities. As of December 31, 2008, the Company had a backlog of approximately $5,693,160. One of the orders is for the design and manufacturing of new aircraft engine trailers for the approximate amount of $2,227,386 this order contains a progress billing arrangement in it. In addition, two of the orders are from two customers for the approximate amount of $833,762 these orders are for time, material and an agreed profit. We collect a significant amount of these revenues on a monthly basis and progress towards milestone billing. For these types of orders, which make up most of our backlog, there is no need for us to finance materials and labor. Additionally, management is expecting, although there can be no assurance, that additional orders will come in. Since December 31, 2008 we have announced an additional $629,000 of new orders. These orders are expected to be delivered in 2009. A consultant has exercised an option to purchase 274,000 shares in redemption of $137,000.  In the past twelve months, we experienced a significant improvement in our financial situation. This improvement is mainly attributable to a $566,154 recovery of a contingency. Senior management is also willing to defer salary payments if necessary. As a result, we believe we will have enough funds from our operations to support our operations for fiscal 2009.

We may consider raising additional capital through private and/or public placements to fund possible acquisitions and other business development activities and for working capital.

Recent Issued Accounting Pronouncements

Please refer to note 1 of the financial statements.

Critical accounting policies:

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

Revenue Recognition

We account for sales derived from long-term study and production contracts in conformity with the American Institute of Certified Public Accountants (AICPA) Statement of Position No. 81-1 (SOP 81-1), Accounting for the Performance of Construction-Type and Certain Production-Type Contracts.  Accounting for these contracts involves management judgment in estimating total contract revenue and cost. Significant factors that influence these estimates include internal and external engineering performance and business volume assumptions. Revenue and cost estimates are regularly monitored and revised based on changes in circumstances. Anticipated losses on long-term contracts are recognized when such losses become evident.

Sales are subject to a limited warranty that provides for repair or replacement of defective parts.  In accordance with SFAS 48, Revenue Recognition When Right of Return Exists management has evaluated the Company’s experience with sales returns.   Historically, the Company has not experienced any costs for warranty claims.  As such, the warranty reserve was zero at the end of 2008 and 2007.

Income Taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Our provision for income taxes is based on current statutory income tax rates. Significant judgment is required in determining income tax provisions as well as deferred tax asset and liability balances, including the estimation of valuation allowances and the evaluation of tax positions.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Phoenix International Ventures, Inc.

We have audited the accompanying consolidated balance sheet of Phoenix International Ventures, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity  and cash flows for the years ended December 31, 2008 and 2007. Phoenix International Ventures, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Phoenix International Ventures, Inc. as of December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Mark Bailey & Company, Ltd Reno, Nevada

March 31, 2009

Phoenix International Ventures, Inc.
Consolidated Balance Sheets
December 31,

Assets	2008	2007

Current assets
Cash	225,767	70,314
Accounts receivable	367,074	86,929
Inventory	186,516	164,248
Prepaid and other current assets	17,650	530

Total current assets	797,007	322,021

Property and equipment, net	47,943	61,581

Other assets		4,000

Total assets	844,950	387,602

Liabilities and Stockholders' (Deficit)

Current liabilities
Line of credit	48,340	35,000
Accounts payable	379,693	508,243
Other accrued expenses	236,060
Customer deposits	447,202	307,106
Notes payable	212,751	87,526
Legal settlement	384,000	950,154
Due to related party	232,304	240,875
Officer loans	39,461	48,610

Total current liabilities	1,979,811	2,177,514

Commitments and Contingencies

Long term liabilities
Notes payable	24,811	36,960
Officer advances	369,375	369,375

Total liabilities	2,373,997	2,583,849

Stockholders' (deficit)
Preferred stock - $0.001 par value; 1,000,000 shares
authorized; zero shares issued and outstanding	-	-
Common stock - $0.001 par value; 50,000,000 shares
authorized; 8,046,718 shares issued and outstanding	8,046	7,746
Paid in capital	1,388,503	1,145,397
Subscription receivable	-	(63,020)
Accumulated deficit	(2,925,596)	(3,286,370)

	(1,529,047)	(2,196,247)

Total liabilities and stockholders' (deficit)	844,950	387,602

The accompanying notes are an integral part of the financial statements

Phoenix International Ventures, Inc.
Consolidated Income Statements

	Twelve Months Ended
	December 31,

	2008	2007

Sales	$2,180,804	$948,775

Cost of sales	1,334,162	792,264

Gross margin	846,642	156,511

Operating expenses
General and administrative expenses	989,030	1,347,730

Total operating expenses	976,816	1,347,730

Income (Loss) from operations	(142,388)	(1,191,219)

Recovery of contingency	566,154	-
Interest expense	(62,992)	(30,320)

Net (loss) before taxes	360,774	(1,221,539)

Taxes on income	-	-

Net income (loss)	360,774	$(1,221,539)

Net Income (loss) per common share:
Basic	$0.05	$(0.17)
Diluted	$0.04	$(0.17)

Weighted average shares outstanding:
Basic	7,823,549	7,028,252
Diluted	9,809,149	7,028,252

The accompanying notes are an integral part of the financial statements

Phoenix International Ventures, Inc
Consolidated Statements of Stockholders' Deficit
For the years December 31, 2008 and 2007

			Additional
			Additional Paid In	Subscription
		Amount	Capital	Receivable	(Deficit)	Total

Balance - December 31, 2006	20,000	20,000			(2,064,831)	(2,044,831)

Recapitalization via reverse acquisition of Phoenix International Ventures inclusive of 3,600,000 outstanding shares of PIV at December 31, 2006 in January 2007	6,600,000	6,600	17,000			23,600
Adjustment of equity in recapitalization in January 2007	(20,000)	(20,000)	(42,845)			(62,845)

Issuance of 396,000 at $0.50 per share for debt cancellation in January , 2007	396,000	396	197,604			198,000

Issuance of stock options in April 2007			388,118			388,118

Issuance of stock options in August 2007 in exchange for services			46,102			46,102

Issuance of 100,000 shares for Compensation September 2007	100,000	100	84,900			85,000

Issuance of shares at $0.70 per share for cash with attached warrants exercisable at $1.00 per share in November 2007	58,000	58	40,542			40,600

Issuance of shares at $0.70 per share for cash and cancellation of $140,000 of debt with attached warrants exercisable at $1.00 per share in December 2007	592,143	592	413,976			414,568
Less Subscription receivable				(63,020)		(63,020)

Net loss	-	-			(1,221,539)	(1,221,539)

Balance - December 31, 2007	7,746,143	$7,746	$1,145,397	$(63,020)	$(3,286,370)	$(2,196,247)

Payment of $50,000 towards subscription receivable at January 4, 2008				50,000		50,000

Payment of $13,020 towards subscription receivable at January 18, 2008				13,020		13,020

Issuance of 3,750 shares and warrant to purchase 15,000 shares at $2.47 for two years as part of a note agreement at June 22, 2008	3,750	4	30,409			30,413

Issuance of 1,200 shares and warrant to purchase 4,800 shares at $2.58 per share as part of a note agreement at July 2, 2008	1,200	1	10,055			10,056

Issuance of 2,500 shares and warrant to purchase 10,000 at $2.60 as part of a note agreement at July 21, 2008	2,500	3	21,098			21,100

Issuance of 1,050 shares and warrant to purchase 4,150 at $2.40 as part of a note agreement at July 24, 2008	1,050	1	8,122			8,123

Issuance of 1,875 shares as part of a note agreement at August 8, 2008	1,875	2	4,648			4,650

Issuance of 3,200 shares as part of a note agreement at August 18, 2008	3,200	3	8,061			8,064

Exercise of warrant to purchase 1,900 shares at $1.00 per share at September 29, 2008	1,900	2	1,898			1,900

Exercise of option to purchase 274,000 shares at $0.50 per share at September 30, 2008	274,000	274	136,726			137,000

Exercise of warrant to purchase 2,100 shares at $1.00 per share at October 27, 2008	2,100	2	2,098			2,100

Issuance of 9,000 shares at $2.22 for debt reduction in October 27, 2008	9,000	9	19,991			20,000

Net Income (Loss)					360,774	360,774

Balance December 31, 2008	8,046,718	$8,047	$1,388,503	$-	$(2,925,596)	$(1,529,047)

The accompanying notes are an integral part of the financial statements

Phoenix International Ventures, Inc.
Consolidated Statements of Cash Flows
For the Twelve Months Ended December 31, 2008 and 2007

	2008	2007
Cash flows from operating activities
Net income (loss)	$360,774	(1,221,539)
Adjustments to reconcile net income (loss) to net cash used in operating activates
Depreciation	13,638	13,638
Amortization of debt discount	43,397	-
Recovery of contingent liability	(566,154)
Stock and options issued for services	-	131,102
Stock option expense	-	388,118
Accrued interest	-	9,646
Change in accounts receivable	(280,145)	16,713
Change in inventory	(22,268)	(50,248)
Changes in prepaid expenses	(13,120)	(530)
Change in amounts due to related party	(8,571)	172,448
Change in customer deposits	140,096	307,106
Change in accounts payable and
accrued expenses	264,511	99,187
Change in legal settlement	-	(75,000)

Net cash used in operating activities	(67,842)	(209,359)

Cash flows from investing activities
Purchase of property and equipment	-	(50,055)
Cash purchased in acquisition of subsidiary	-	3,334

Net cash used in investing activities	-	(46,721)

Cash flows from financing activities
Proceeds from subscription receivable	63,020	-
Proceeds from notes payable	236,536	57,903
Proceeds from line of credit	13,340
Repayment of notes payable	(75,492)	-
Repayments related party notes	(9,149)	-
Issuance of common stock	3,999	252,148

Net cash provided by financing activities	232,254	310,051

Foreign exchange rates effect on cash	(8,959)

Increase in cash	155,453	53,971

Cash, beginning of year	70,314	16,343

Cash, end of year	$225,767	70,314

Cash paid for
Interest	$8,098	11,066
Income taxes	$-	-

Non-cash investing and financing activities:
Notes payable converted to 396,000 share of common stock		198,000
100,00 shares of common stock issued as bonus to legal counsel		85,000
Issuance of 200,000 shares of common stock in exchange for related party debt cancellation		140,000
Issuance of 274,000 shares of common stock in redemption of accrued expenses	137,000
Issuance of 9,000 share of common stock in redemption of accrued expenses	20,000
Issuance of 13,575 shares of common stock with promissory notes	34,093
Issuance of 33,950 warrants with promissory notes	44,313
The accompanying notes are an integral part of the financial statements

Phoenix International Ventures, Inc.
Notes to Consolidated Financial Statements
December 31, 2008

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

Accounts Receivable

Accounts receivable include amounts billed and billable from customers.  Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts if applicable. This amount is included in the general and administrative expenses. During 2008, the Company sold trade receivables for an aggregate loss of $32,047. This amount is included in the general and administrative expenses.

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

As of December 31, 2008, management believes that all accounts receivable are collectible, and thus the amount of the allowance for doubtful accounts was zero. There was no bad debt expense for the years ended December 31, 2008 or 2007.

Inventory

Inventory is stated at the lower of cost or market, based on the specific identification method of inventory valuation. The Company periodically reviews inventory for obsolescence based on an assessment as to continued use of such equipment by the Company’s customers and potential customers.

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

Concentrations

US Navy and Air Force represented 43% of the Company’s revenues for the year ended December 31, 2008.  The remaining 57% of sales was to aerospace companies and military contractors. Two customers represented 69% of the Company’s revenues for the year ended December 31, 2007.

Financial Instruments

Financial instruments, including cash equivalents, marketable securities, accounts receivable and accounts payable are carried in the consolidated financial statements at amounts that approximate fair value at December 31, 2008 and 2007. Fair values are based on market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. In April 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. We did not elect the fair value option for any of our financial assets or liabilities.

Stock Based Compensation.

The Company accounts for stock option grants in accordance with SFAS No. 123(R), Share-Based Payment. The Company records the cost of employee and non-employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments is estimated using a Black-Scholes option-pricing model. The Company does not have sufficient trading history to estimate its volatility so the company uses a surrogate in order to calculate implied volatility. In the event that there is insufficient history regarding exercise practice of the employees the Company applies the “plain vanilla” expected term as allowed by SEC Staff Accounting Bulletin No. 107. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award, if any, over the fair value of the original award.

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

Earnings (loss) per Common Share

The Company calculates its basic earnings (loss) per share based on the weighted-average effect of all common shares issued and outstanding. Net earnings (loss) is divided by the weighted average common shares outstanding during the period to arrive at the basic earnings (loss) per share. Diluted earnings (loss) per share is calculated by dividing net earnings (loss) by the sum of the weighted average number of common shares used in the basic earnings (loss) per share calculation and the weighted average number of common shares that would be issued assuming exercise or conversion of all potentially dilutive securities, excluding those securities that would be anti-dilutive to the earnings (loss) per share calculation. Both basic and diluted earnings (loss) per share amounts are calculated for earnings (loss) from continuing operations and net earnings (loss) for all periods presented.

Recent Issued Accounting Pronouncements

 In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

In September 2008, the FASB ratified EITF Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement” (EITF 08-5). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement (such as a guarantee) should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective for the first reporting period beginning after December 15, 2008. The Company is currently assessing the impact of EITF 08-5 on its consolidated financial position and results of operations.
.
In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (FSP 99-20-1). FSP 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP 99-20-1 is effective, on a prospective basis, for interim and annual reporting periods ending after December 15, 2008. The Company is currently assessing the impact of FSP EITF 99-20-1 on its consolidated financial position and results of operations.

Note 2 - Financial Condition, Liquidity, and Going Concern

At December 31, 2008, we assessed our ability to continue as a going concern. The Company has a working capital deficit of $1,118,804 and accumulated deficit of $2,925,964. However, factors that support our viability include the procurement of new contracts and sales orders, as well as consistent revenue growth.  To date, the Company has been dependent upon officer advances to finance operations. The Company has developed a plan to address its financial situation. The plan is based on the Company’s current financial assets, backlog and expectations regarding revenues and operating costs. The Company believes it can meet the financial requirements of the current plan for year end 2009 without raising additional funds.

The ability of the Company to achieve its goals is dependent upon future capital raising efforts, obtaining and maintaining favorable contracts, and the ability to achieve future operating efficiencies anticipated with increased production levels. There can be no assurance that the Company’s future efforts and anticipated operating improvements will be successful.

Note 3 - Geographical Segments

Product revenues are attributed to regions based on the location of the customer. The following table summarizes the company’s geographical customer concentration of total product revenue.

Region:	2008	2007
United States	65%	87%
Europe	35%	13%

Total:	100%	100%

Note 4 - Inventory

Inventory consists of used equipment that can be re-manufactured for re-sale and spare parts. At December 31, 2008 and 2007 inventory consisted of the following:

	2008	2007
Raw materials	$114,000	$114,000
Work in process	72,516	50,248

	$186,516	$164,248

Note 5 – Long-Term Contracts

The company recognizes revenues and reports profits from long-term construction contracts under the percentage of completion method of accounting. During 2008, the Company secured a long-term fixed price agreement to design and manufacture two aircraft trailers for the USAF.

The billings in excess of costs have been included in other accrued expenses for balance sheet purposes. Cost and estimated earnings on this contract for the years ended December 31, 2008 and 2007 were as follows:

	2008	2007
Costs incurred to date	$171,810	-
Estimated contract profit	51,254	-
Less: billings to date	(234,274)	-
Billings in excess of costs and recognized profit	$(11,210)	-

Note 6 - Property and Equipment

At December 31, 2008 and 2007 property and equipment consisted of the following:

	2008	2007
Equipment	$5,200	$5,200
Office equipment	14,205	14,205
Auto	45,355	45,355
Trailer	2,500	2,500
Software system	19,381	19,831
	86,641	86,641
Less accumulated depreciation	(38,698)	(25,060)
Total	$47,943	$61,581

Depreciation for the years ended December 31, 2008 and 2007 was $13,638 and $13,638, respectively.

Note 7 - Notes Payable

The Company has a revolving line of credit from a financial institution totaling $35,000.  At December 31, 2008 the line of credit was fully extended and the Company is required to make monthly payments of interest at 6.5% above Prime Rate.  On October 18, 2009, the outstanding balance on the line of credit converts to an installment note payable of equal installments of interest and principal until September 30, 2013.

The Company has a revolving line of credit from a foreign financial institution totaling 14,210.  At December 31, 2008, $13,340 of  the line of credit was extended to the Company. The line of credit bears a monthly interest ranging from 10%-13% based upon the amount extended.

In June, July, August and September 2008, the Company entered into promissory note agreements with five Israeli investors and two Israeli corporations for the aggregate amount of $236,536. Some of these notes were in New Israeli Shekels and some in U.S. Dollars. These notes are to be paid in full at various dates between June 22 and August 18, 2009 and bear 15% interest per annum. In addition, these notes were discounted by shares and warrants. In total the Company issued  an aggregate of 13,575 shares, and warrants to purchase an aggregate of  33,950 shares at a price per shares that varies between $2.40 and $2.60 per share for 2 years. Some of these notes have been collateralized by a fixed number of shares of the Company’s common stock.

At December 31, 2008 and 2007 notes payable consist of the following:

	2008	2007
Unsecured note payable to a financial institution in a foreign country; 12.4% per annum; monthly payments of $242	$1,736	$5,089
Secured note payable to a financial institution; 10% interest per annum; monthly payments of $756 to 2012; collateralized by an automobile	34,638	44,599
Unsecured note payable to an individual; interest at 10% per annum; matures March 24, 2008	-	59,407
Unsecured promissory note agreements, less unamortized discount of $39,009 in 2008; effective interest rates range approximately 2.99% - 6.24%	188,568	-
Unsecured note payable to an individual; interest at 7%	12,620	15,391
	$237,562	$124,486

Following are maturities of long-term debt for each of the next five years:
2009	$251,004
2010	9,072
2011	9,072
2012	7,423
2013	-
Total principal payments	$276,571
Less current portion of notes	(251,004)
Non-current portion of notes	$25,567

Note 8 - Related Party Transactions

As of December 31, 2008 the Company owed an officer for his advances the total balance of $408,836 of which $39,461 is current. These advances are non-interest bearing and the officer has agreed not to demand payment of the long term portion during 2009. In the twelve months ended December 31, 2008, the Company paid the officer $9,149 towards the debt.

On April 26, 2007, the Company entered into a consulting agreement with a related party to assist the Company with its business development.  Consulting fees under the agreement require a minimum annual payment of $120,000. At September 30, 2008, the Consultant exercised an option to purchase 274,000 shares of the Company’s common stock for $137,000 for previously accrued fees. At December 31, 2008 the Company has accrued $30,311 due to the related party. For the year ended December 31, 2008 the Company recognized $120,177 related to this agreement that has been included in general and administrative expense.

Note 9- Share Capital

 In June, July, August and September 2008, the Company issued an aggregate of 13,575 shares as part of a note agreement.

In October 2008 the Company issued to its legal counsel  9,000 shares in redemption of $20,000 accrued expense.

In September 2008 and October 2008, the Company issued a total of 4,000 shares of common stock at $1.00 per share for warrant exercises.

In September 2008, the Company issued 274,000 shares of common stock $0.50 per share for option exercises. In exchange for the shares, $137,000 of accrued liabilities were extinguished.

Note 10 Stock Based Compensation and Warrants

The Company does not have a formally approved stock based compensation plan.  The Company’s Board periodically compensates officers, employees, and certain service providers with stock options.  These option issuances are not required to be approved by shareholders.  The Company did not issue any stock option during the twelve months ended December 31, 2008.

The grant date fair value of stock options is estimated  using a Black- Scholes model.  The exercise price of option grants approximates the closing price of the Company’s common stock on the date of the grant.

Since the Company does not have a trading history equal to the expected term of option grants, the estimated volatility was based on the volatility of several companies which are from similar industry and share certain characteristics. For awards granted in 2007 the estimated volatility was 107%.

The Company estimated the expected term of option awards using the simplified method for “plain vanilla” issuances to employees while the expected term for non-employees approximates the contractual term.  The expected term under the simplified method is the average of the contractual term and vesting period.  For awards issued in 2007 the expected term for employees and non-employees was 1.8 and 3.6 years, respectively.

The Company has not paid dividends nor do we expect to pay dividends in the foreseeable future.  The risk free interest rate used to estimate the fair value of the 2007 option issuances was  4.5%.

The following table illustrates the option activity as of December 31, 2008:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2007	–	–
Granted	1,490,000	$0.5
Exercised	–	–
Forfeited/Expired	–	–

Outstanding at December 31, 2007	1,490,000	0.55

Granted	–	–
Exercised	(274,000)	0.5
Forfeited/Expired	–	–

Outstanding at December 31, 2008	1,216,000	0.57

The following table summarizes information about options outstanding and exercisable at December 31, 2008

	Options Outstanding
Range price ($)	Number of Options	Weighted Average Remaining Life	Weighted Average Exercise Price
$0.50	1,046,000	2.0 years	$0.50
$1.00	170,000	1.7 years	$1.00

The intrinsic value of the outstanding options was $1,338,880.

Warrants

In June, July, August and September 2008, the Company issued an aggregate of 33,950 warrants to purchase shares of common stock at prices per share ranging from $2.40 to $2.60 per share for a period of 2 years, as part of a note agreement.

The Company estimated the fair value of the warrants issued during the year ended December 31, 2008 using a Black- Scholes model.  The Company used an estimated volatility of 107%.  The Company does not have a sufficient history of warrant exercises, therefore, the expected term is the contractual term, 1 year.  Risk free interest rate was determined to be 4.5%, and no dividends are expected to be paid over the term of the warrants.

The following table illustrates the warrant activity as of December 31, 2008:

	Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2007
Granted	325,072	$1
Exercised	–	–
Forfeited/Expired	–	–

Outstanding at December 31, 2007	325,072	1

Granted	33,950	2.5
Exercised	(4,000)	1
Forfeited/Expired	–	–

Outstanding at December 31, 2008	355,022	1.2

The following table summarizes information about warrants outstanding and exercisable at December 31, 2008

Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price
$1.00	321,072	1.00 years	$1.00
2.47	15,000	1.50 years	2.47
2.58	4,800	1.50 years	2.58
2.60	10,000	1.58 years	2.60
2.40	4,150	1.58 years	2.40

Note 11- Income Taxes

Significant components of the Company’s net deferred tax asset as of December 31, 2008 and 2007 were as follows:
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$742,000	$533,000
Uniform capitalization	8,000	7,000
Accrued vacation pay	19,000	9,000
Non qualified stock options	102,000	136,000
Contingent liability		183,000
Subpart F losses	4,000	15,000
Related party accrued expenses	220,000	199,000
Property plant & equipment	(7,000)	(5,000)
Net deferred tax asset (liability)	1,088,000	1,097,000
Less: Current Portion	(27,000)	16,000
Non-current Portion	1,077,000	1,081,000
Less valuation allowance	(1,088,000)	(1,097,000)
Deferred tax asset after valuation allowance	$-	$-

As of December 31, 2008 and 2007, the Company had federal net operating loss carryforwards of approximately $2,100,000 and $1,600,000, respectively. These operating losses will be available to reduce future taxable income and begin to expire in 2023. In addition, the Company also has temporary timing differences between its book income and tax income that will generate future tax benefits. Following is a reconciliation of income tax at the statutory rate to the Company’s effective rate:

	2008	2007
Computed at the expected statutory rate	35%	35%
Permanent differences	(36.11)	(4.70)
Property and equipment	(0.59)	(0.23)
Reversal of contingent liability	50.51	-
Other temporary differences	(97.16)	(16.26)
NOL carryforward	48.35	(13.81)
Income tax expense – effective rate	0%	0%

The Company has considered the implication of FIN 48 Uncertain Tax Positions and believes that all of its positions taken in tax filings will more likely than not to be sustained on examination by tax authorities. Interest expense and penalties related to the Company’s uncertain tax positions have been reflected as a component of general and administrative expense in the Company’s Consolidated Statements of Operations. As of December 31, 2008, the Company had no interest and penalties related to uncertain tax positions. The Company is open to audit for 2005 (subsidiary only), 2006 and 2007.

Note 12 – Commitments and Contingencies

The Company leases a 7,500 square foot operating facility under a non cancelable lease expiring September 30, 2009. Minimum lease payments through September 30, 2009 are $28,350. Lease expenses for the years ended December 31, 2008 and 2007 totaled $36,450 and $65,155 respectively.

On May 26, 2006, the Company entered into a settlement agreement whereby it agreed to issue purchase credits in the amount of $500,000 and make cash payments of $150,000. In addition, the Company agreed to pay an additional sum of $566,154, in the event that (a) the Company defaulted on purchase credits or (b) if the Company is awarded a one-time specific contract from a specific customer before May 26, 2008. This one-time specific contract was not received. If the Company does not default on the remaining purchase credits, no further obligation will be due.  Therefore, the contingent sum of $566,154 that was previously expensed has been recovered. At December 31, 2008, the remaining balance of the legal settlement was $384,000 in trade credits.

Note 13 - Subsequent Events

On January 22, 2009, the Board of Directors decided not to extend the employment agreement with Teja Shariff as CFO following its expiration on April 26, 2009. The Company anticipates that following the expiration of the agreement, Neev Nissenson will take the place as CFO, in addition to his role as Vice President. The Board intends to retain Mr. Shariff as a consultant to the Company.

On January 29, 2009 the Company entered into an agreement to lease a new production facility starting from March 1, 2009 until February 28, 2011 at a monthly rent of $4,120.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

ITEM 9A[T].   CONTROLS AND PROCEDURES

(a)           Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure of material information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to provide reasonable assurance of achieving these objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to a reasonable assurance level of achieving such objectives.

(b)           Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

-
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

-
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2008, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives; and (2) ineffective controls over period end financial disclosure and reporting processes.

Management believes that the material weaknesses set forth in items (1) and (2) above did not have an effect on our financial results.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management's report in this annual report.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We intend to create additional positions to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function as resources permit. In addition, we will review our current procedures and update them in order to better address the material weaknesses.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2009.  Additionally, we plan to test our updated controls in order to remediate our deficiencies by December 31, 2009.

(c)           Changes in Internal Control over Financial Reporting

Aside from adding additional procedures there were no changes in our internal control over financial reporting during our twelve months ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our officers and directors and further information concerning them are as follows:

Name	Age	Position
Zahir Teja	54	President, Chief Executive Officer, Director
Neev Nissenson	30	Vice President, Secretary, Director
Teja N. Shariff	53	Treasurer, Chief Financial Officer, Chief Accounting Officer

Zahir Teja - President, Chief Executive Officer, Director

Zahir Teja, age 54, has served as our President and Chief Executive Officer since our inception. He holds this position at the pleasure of the Board of Directors. He has also been a member of the Board of Directors since our inception. His term as a board member is one year until the next meeting of stockholders and until his successor has been duly elected and qualified. From April, 2003 to the present, Mr. Teja was the founder and sole owner of Phoenix Aerospace, Inc., a company engaged in the business of design, modifications and manufacturing of support equipment of military aircraft. Prior to that engagement, Mr. Teja was engaged from June, 2000 to March, 2003 as a consultant with American Valley Aviation, Inc., a manufacturer and remanufacturer of ground support equipment. His primary responsibilities were in the areas of marketing and sales and business development in ground support equipment.

Under a consulting agreement dated October 2, 2006, as amended (the “October 2006 Consulting Agreement”), among the Company, Mr. Teja, and Anney Business Corp., a British Virgin Islands corporation (“Anney”), the parties agreed, among other things, to vote their shares to nominate Zahir Teja and Neev Nissenson as directors and appoint Mr. Teja as President and Mr. Nissenson as Vice President. See “Item 13 - Certain Relationships And Related Transactions, And Director Independence - Consulting Agreement” below.

Neev Nissenson - Vice President, Secretary, Director

Neev Nissenson, age 30, has served as our Vice President since our inception. He holds this position at the pleasure of the Board of Directors. He has also been a member of the Board of Directors since our inception. His term as a board member is one year until the next meeting of stockholders and until his successor has been duly elected and qualified. For at least the past five years, Mr. Nissenson currently serves as a director for Dionysos Investments Ltd., a privately owned consulting company.  Until November 2006, Mr. Nissenson was also a consultant with Dionysos Investments Ltd., where he was responsible for numerous business development projects for private and public companies.”. Mr. Nissenson is an armored platoon commander in the Israeli Defense Forces (Reserve) Armored Corps with a rank of Captain. He holds an Executive Master's degree in Business Administration specializing in Integrative Management from the Hebrew University of Jerusalem and a bachelor of the arts degree in General History and Political Science from Tel Aviv University.

Under the October 2006 Consulting Agreement, the parties agreed, among other things, to vote their shares to nominate Zahir Teja and Neev Nissenson as directors and appoint Mr. Teja as President and Mr. Nissenson as Vice President. See “Item 13 - Certain Relationships And Related Transactions, And Director Independence - Consulting Agreement” below.

Teja N. Shariff - Treasurer, Chief Financial Officer, Chief Accounting Officer

Teja N. Shariff, age 53, has served as our Chief Financial Officer and Chief Accounting Officer since our inception. He holds this position at the pleasure of the Board of Directors. Mr. Shariff is the principal owner of the Teja N. Shariff, CPA accounting firm. He has held this position for more than the past five years. Mr. Shariff received a B.Sc. in Accounting from the California State University at Long Beach.

On January 22, 2009, the Board of Directors decided not to extend the employment agreement with Teja Shariff as CFO following its expiration in April 26, 2009. The Company anticipates that following the expiration of the agreement, Neev Nissenson will take the place as CFO, in addition to his role as Vice President. The Board intends to retain Mr. Shariff as a consultant to the Company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such reports provided to us, there was one Form 4 report filed late by Mr. Teja.

Code of Ethics

We have adopted a Code of Ethics within the meaning of Item 406 of Regulation S-K. This Code of Ethics applies to our principal executive officer, our principal financial officer, and principal accounting officer, as well as all other employees, and is filed herewith. If we make substantive amendments to this Code of Ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K within four business days of such amendment or waiver.

Security Holder Nominating Procedures

We do not have any formal procedures by which our stockholders may recommend nominees to our board of directors.

Committees of the Board of Directors

We do not have a nominating, compensation or audit committee, nor do we have an audit committee financial expert. As such, our entire Board of Directors acts as our audit committee and handles matters related to compensation and nominations of directors.

Compensation of the Board of Directors

Directors are not paid any fees or compensation for services as members of our Board of Directors.

Audit Committee

We do not have a separately-designated standing audit committee, and none of our Board members are “independent.”  The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board of Directors when performing the functions of that would generally be performed by an audit committee. The board of directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board of Directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

For the year ended December 31, 2008, the Board of Directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the Board of Directors’ review and discussion of the matters above, the Board of Directors authorized inclusion of the audited financial statements for the year ended December 31, 2008 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

ITEM 11.   EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our current executive officers for each of the last three completed fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option awards	Non-Equity Incentive Plan Comp.	Nonqualified Deferred Comp. Earnings	All other compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Zahir Teja(1) President, CEO, Director	2008	160,000							160,000
	2007	120,000			(4) $178,200				298,200
	2006	120,000							120,000

Neev Nissenson(2) VP, Secretary, Director	2008	109,000							109,000
	2007	50,000			(5) $89,100				139,100
	2006

	2008	60,000							60,000
Teja N. Shariff(3) CFO, Treasurer, CAO	2007	40,000							40,000
	2006

(1) Pursuant to Mr. Teja's employment agreement with the Company (described below), Mr. Teja is due an annual salary of $180,000 per year starting from April 26, 2008,  (1) In 2008, his salary totaled approximately $127,500 actually received in 2008 and $32,500 was deferred or accrued.

(2) Mr. Nissenson's employment agreement with the Company (described below) Mr. Nissenson is due an annual salary of $126,000 per year starting from April 26, 2008. In 2008, his salary totaled approximately $109,000, with $82,625 received in 2008 and $26,375 deferred or accrued.

(3) Mr. Shariff's employment agreement with the Company (described below), Mr. Shariff is due an annual salary of $60,000. In 2008 Mr.Shariff actually received $55,000 and $5,000 was deferred or accrued.

(4) The amount shown in the “Option Awards” column reflects the dollar amount recognized for fiscal 2007 financial statement reporting purposes of the outstanding stock awards held by Mr. Teja in accordance with SFAS 123R. The amount represents an option award to purchase 660,000 shares of the Company's common stock for an exercise price of $.50 per share, granted on April 26, 2007 pursuant to Mr. Teja’s employment agreement.  The options expire on December 31, 2010.  The "fair value" of these options was estimated to be $0.27 per option on the grant date.  Refer to the Company’s Consolidated Financial Statements for the Fiscal Years Ended December 31, 2008 and 2007, Note 11 included in Item 8 of this Annual Report on Form 10-K, with respect to valuation assumptions for this option grant. Mr. Teja held no other stock or option awards at December 31, 2008.

(5) The amount shown in the “Option Awards” column reflects the dollar amount recognized for fiscal 2008 and 2007 financial statement reporting purposes of the outstanding stock awards held by Mr. Nissenson in accordance with FAS 123R. This amount   represents an option award to purchase 330,000 shares of the Company's common stock for an exercise price of $.50 per share, granted on April 26, 2007 pursuant to Mr. Nissenson’s employment agreement.  The options expire on December 31, 2010.  The "fair value" of these options was estimated to be $0.27 per option on the grant date. Refer to the Company’s Consolidated Financial Statements for the Fiscal Years Ended December 31, 2008 and 2007, Note 11 included in Item 8 of this Annual Report on Form 10-K, with respect to valuation assumptions for this option grant. Mr. Teja held no other stock or option awards at December 31, 2008.

Employment Agreements

Zahir Teja Employment Agreement

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

Under the employment agreement, the Company has granted Mr. Teja an option to purchase 660,000 shares of the Company's common stock for an exercise price of $.50 per share. The options terminate December 31, 2010.

Neev Nissenson Employment Agreement

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

Under the employment agreement, the Company has granted Mr. Nissenson an option to purchase 330,000 shares of the Company's common stock at an exercise price of $.50 per share. The options terminate December 31, 2010.

Teja N. Sharriff Employment Agreement

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

On January 22, 2009, the Board of Directors resolved not to extend the employment agreement with Teja Shariff as CFO. Neev Nissenson will take the place as CFO, in addition to his role as Vice President. The Board intends to retain Mr. Shariff as a consultant to the Company.

Outstanding Equity Awards at 2008 Fiscal Year End

The following table sets forth the stock options held by the named executives as of December 31, 2008.

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (# Exercisable)	Number of Securities Underlying Unexercised Options (# Unexercis-able)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Zahir Teja	660,000(1)			0.50	12/31/10
Neev Nissenson	330,000(1)			0.50	12/31/10
Teja N. Shariff

(1)           All options vested immediately upon grant on April 26, 2007.

 Stock Options

Other than the options described above and certain options to purchase an aggregate of 170,000 shares of our common stock at an option price of $1.00 per share granted under a retainer agreement between the Company and its securities counsel and an option to purchase an aggregate of 330,000 of our common stock at an option price of $0.50 granted under a consulting agreement, there were no other options granted in the last two fiscal years.

Compensation to Directors

Directors are not paid any fees or compensation for services as members of our board of directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of the date of this Annual Report on Form 10-K, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title Of Class	Name and Address of Beneficial Owner(1)(2)	Position with the Company	Amount Of Beneficial Ownership	Percent Of Class

Common Stock	Zahir Teja(3)	President, CEO, Director	6,715,000	76%

Common Stock	Neev Nissenson(4)	Vice President, Secretary, Director	3,268,000	39%

Common Stock	Teja N. Shariff(5)	CFO, Treasurer	296,000	4%

Common Stock	Anney Business Corp.(6) Rue Arnold Winkelried 8, Case postale 1385, 1211 Geneve 1, Switzerland	5% Stockholder	5,675,000	70%

Common Stock	All Officers and Directors as a group that consists of 3 persons		7,445,000	81%
______________________________
(1) Unless otherwise indicated, the address is care of Phoenix International Ventures, Inc., 61B Industrial Parkway, Carson City, Nevada 89706.

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

(3) Mr. Teja's share holdings consist of 2,450,000 shares of the Company's common stock beneficially owned by him. Under his employment agreement, Mr. Teja owns an option to purchase up to 660,000 shares of the Company's common stock at an exercise price of $.50 per share. This option is currently exercisable and expires December 31, 2010. Under irrevocable proxies signed by the holders of 2,538,000 shares of the Company's common stock, Mr. Teja and Neev Nissenson have been appointed, jointly and severally, as attorneys-in-fact to vote such holders' shares for a period of seven years. Under the Consulting Agreement among the Company, Anney Business Corp. and Mr. Teja, Mr. Teja and Anney have an understanding to vote their shares at shareholders meetings; accordingly, Mr. Teja may be deemed to be the beneficial owner of the 631,000 shares of the Company's common stock beneficially owned by Anney. Mr. Teja and Mr. Shariff are brothers. Under a subscription agreement signed December 31, 2007 Mr. Teja has a warrant to purchase up to 140,000 shares for $1.00 per share for 2 years.

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

(6) Anney Business Corp.'s share holdings consist of 631,000 shares of the Company's common stock beneficially owned by it. Under its consulting agreement with the Company, Anney owns an option to purchase up to 56,000 shares of the Company's common stock at an exercise price of $.50 per share. This option expires December 31, 2010. Under the same consulting agreement, Anney and Mr. Teja have an understanding to vote their shares at shareholders meetings; accordingly, Anney may be deemed to be the beneficial owner of the 2,450,000 shares of the Company's common stock beneficially owned by Mr. Teja and the 2,538,000 shares of the Company's common stock with respect to which Mr. Teja has been appointed an attorney-in-fact.

The percent of class is based on 8,046,718 shares of common stock issued and outstanding as of the date of this Annual Report on Form 10-K.

Equity Compensation Plans

The information with respect to our equity compensation plan is incorporated herein by reference to Item 5 of Part II of this Annual Report.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as described below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•	Any of our directors or officers;
•	Any person proposed as a nominee for election as a director;
•	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock
•	Any of our promoters; and
•	Any relative or spouse of any of the foregoing persons who has the same house as such person

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

As described in more detail above under “Employment Agreements” in Item 11 above, the Company has entered into employment agreements with its three executive officers.

Consulting Agreement

The Company has entered into a Consulting Agreement dated October 2, 2006 with Mr. Teja, and Anney Business Corp., a British Virgin Islands company (“Anney”), which is wholly owned and controlled by the Nissenson family. Haim Nissenson, who is the father of Neev Nissenson, is the Chairman of Anney. The term of the Agreement shall run so long as Mr. Teja and the Nissenson family are stockholders of the Company. The Agreement's effective date was April 26, 2007 (“Effective Date”). Under the Agreement, Anney has agreed to provide consulting services to the Company. For providing these services, Anney will receive a fee of $10,000 per month. Anney is also entitled to receive annually a bonus and success fee calculated as follows: the product of (A) one percent (1%) and (B) all revenues from the Company's operations in excess of $4,000,000. The foregoing bonus and success fee shall not exceed $130,000 during any twelve month period. The Company has granted Anney an option to purchase 330,000 shares of the Company's common stock at an exercise price of $.50 per share. The option terminates December 31, 2010.In September 30, 2009 Anney has elected to partially exercise their option to purchase 274,000 shares in redemption of $138,000 of previously accrued fees.

The parties have also agreed to vote their shares to nominate Zahir Teja and Neev Nissenson as directors and to appoint Mr. Teja as President and Mr. Nissenson as Vice President. Each of Mr. Teja and Anney has further agreed to give the other the right of first refusal if he wants to sell any of his shares. The Agreement contains other terms and conditions.

Director Independence

Our determination of independence of directors is made using the definition of “independent director” contained in the rules of the NYSE Alternext US LLC (the “NYSE Alternext”), even though such definitions do not currently apply to us because we are not listed on the NYSE Alternext. We have determined that none of our directors currently meet the definition of “independent” as within the meaning of such rules as a result of their current positions as our executive officers.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Mark Bailey & Company, Ltd. (“MBC”) is our independent public accountants.  MBC audited our financial statements for the twelve months ended December 31, 2007 and 2008, and reviewed our quarterly reports for the fiscal quarters ended March 31, 2008, June 30, 2008 and September 30, 2008.  Stark Winter and Shenkein (“SWS”) reviewed our quarterly reports for the fiscal quarters ended March 31, 2007, June 30, 2007, and September 30, 2007,

Audit and Non-Audit Fees

Aggregate fees for professional services rendered to the Company by MBC and SWS as of or for the two fiscal years ended December 31, 2008 and 2007 are set forth below. Of the fees for 2007, we paid SWS $106,000 in connection with the quarterly reviews included in Audit fees, with the remainder paid to MBC. During 2008, we paid SWS $5,000 in connection with consent procedures included in Audit fees.

	Fiscal Year
	2008	2007

Audit Fees	$49,500	$68,000
Audit-Related Fees	0	0
Tax Fees	15,000	0
All Other		38,000
Total	$64,500	$106,000

Audit Fees Aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-Q and the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2008 and December 31, 2007.

Audit-related Fees Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees Aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning, and related filings.

All Other Aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit
Number	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of Phoenix International Ventures, Inc.’s Registration Statement on Form SB-2 (File No. 333-140257)).
3.2	By-Laws (incorporated by reference to Exhibit 3.2 of Phoenix International Ventures, Inc.’s Registration Statement on Form SB-2 (File No. 333-140257)).
4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 of Phoenix International Ventures, Inc.’s Registration Statement on Form SB-2 (File No. 333-140257)).
4.2	Form of collateralized Promissory Note (incorporated by reference to Exhibit 4.1 of Phoenix International Ventures, Inc.’s Current Report on Form 8-K filed September 5, 2008).
4.3	Form of uncollateralized Promissory Note (incorporated by reference to Exhibit 4.2 of Phoenix International Ventures, Inc.’s Current Report on Form 8-K filed September 5, 2008).
4.4	Form of Warrant (incorporated by reference to Exhibit 4.3 of Phoenix International Ventures, Inc.’s Current Report on Form 8-K filed September 5, 2008).
10.1
Share Exchange Agreement dated as of December 1, 2006 among Phoenix International Ventures, Inc., Phoenix Aerospace, Inc. and Zahir Teja (incorporated by reference to Exhibit 10.1 of Phoenix International Ventures, Inc.’s Registration Statement on Form SB-2 (File No. 333-140257)).

10.2
Consulting Agreement dated October 2, 2006 among Phoenix International Ventures, Inc., Zahir Teja, and Anney Business Corp. (incorporated by reference to Exhibit 10.2 of Phoenix International Ventures, Inc.’s Registration Statement on Form SB-2 (File No. 333-140257)).

10.3
Debt Conversion Agreement dated December 13, 2006 between Phoenix Aerospace, Inc. and LeRoy Moser (incorporated by reference to Exhibit 10.3 of Phoenix International Ventures, Inc.’s Registration Statement on Form SB-2 (File No. 333-140257)).

10.4
Debt Conversion Agreement dated December 12, 2006 between Phoenix Aerospace, Inc. and Erik Kudlis (incorporated by reference to Exhibit 10.4 of Phoenix International Ventures, Inc.’s Registration Statement on Form SB-2 (File No. 333-140257)).

10.5
Debt Conversion Agreement dated December 14, 2006 between Phoenix Aerospace, Inc. and Teja N. Shariff (incorporated by reference to Exhibit 10.5 of Phoenix International Ventures, Inc.’s Registration Statement on Form SB-2 (File No. 333-140257)).

10.6
Employment Agreement dated December 14, 2006 between Phoenix International Ventures, Inc. and Zahir Teja (incorporated by reference to Exhibit 10.6 of Phoenix International Ventures, Inc.’s Registration Statement on Form SB-2 (File No. 333-140257)).

10.7
Employment Agreement dated December 14, 2006 between Phoenix International Ventures, Inc. and Neev Nissenson (incorporated by reference to Exhibit 10.7 of Phoenix International Ventures, Inc.’s Registration Statement on Form SB-2 (File No. 333-140257)).

10.8
Employment Agreement dated December 14, 2006 between Phoenix International Ventures, Inc. and Teja N. Shariff (incorporated by reference to Exhibit 10.7 of Phoenix International Ventures, Inc.’s Registration Statement on Form SB-2 (File No. 333-140257)).

10.9	Commercial Lease and Deposit Receipt (incorporated by reference to Exhibit 10.1 of Phoenix International Ventures, Inc.’s Current Report on Form 8-K filed October 2, 2007).
10.10	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Phoenix International Ventures, Inc.’s Current Report on Form 8-K filed January 3, 2008).
10.11	Form of Warrant (incorporated by reference to Exhibit 10.2 of Phoenix International Ventures, Inc.’s Current Report on Form 8-K filed January 3, 2008).
10.12	Conversion Agreement with Zahir Teja (incorporated by reference to Exhibit 10.4 of Phoenix International Ventures, Inc.’s Current Report on Form 8-K filed January 3, 2008).
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of Phoenix International Ventures, Inc.’s Registration Statement on Form SB-2 (File No. 333-140257)).
21.1	Subsidiaries of the Small Business Issuer (incorporated by reference to Exhibit 21.1 of Phoenix International Ventures, Inc.’s Registration Statement on Form SB-2 (File No. 333-140257)).
23.1	Consent of Mark Bailey & Company, Ltd.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX INTERNATIONAL VENTURES, INC.

Date: March 30, 2009	By:	/s/ Zahir Teja
Zahir Teja President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 31, 2009	By:	/s/ Zahir Teja
Zahir Teja
President, Ceo, Director

March 31, 2009	By:	/s/ Neev Nissenson
Neev Nissenson
Vice President, Director

March 31, 2009	By:	/s/ Teja N. Shariff
Teja N. Shariff
CFO, Principal Accounting and Financial Officer

EXHIBIT INDEX
Exhibit
Number	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of Phoenix International Ventures, Inc.’s Registration Statement on Form SB-2 (File No. 333-140257)).
3.2	By-Laws (incorporated by reference to Exhibit 3.2 of Phoenix International Ventures, Inc.’s Registration Statement on Form SB-2 (File No. 333-140257)).
4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 of Phoenix International Ventures, Inc.’s Registration Statement on Form SB-2 (File No. 333-140257)).
4.2	Form of collateralized Promissory Note (incorporated by reference to Exhibit 4.1 of Phoenix International Ventures, Inc.’s Current Report on Form 8-K filed September 5, 2008).
4.3	Form of uncollateralized Promissory Note (incorporated by reference to Exhibit 4.2 of Phoenix International Ventures, Inc.’s Current Report on Form 8-K filed September 5, 2008).
4.4	Form of Warrant (incorporated by reference to Exhibit 4.3 of Phoenix International Ventures, Inc.’s Current Report on Form 8-K filed September 5, 2008).
10.1
Share Exchange Agreement dated as of December 1, 2006 among Phoenix International Ventures, Inc., Phoenix Aerospace, Inc. and Zahir Teja (incorporated by reference to Exhibit 10.1 of Phoenix International Ventures, Inc.’s Registration Statement on Form SB-2 (File No. 333-140257)).

10.2
Consulting Agreement dated October 2, 2006 among Phoenix International Ventures, Inc., Zahir Teja, and Anney Business Corp. (incorporated by reference to Exhibit 10.2 of Phoenix International Ventures, Inc.’s Registration Statement on Form SB-2 (File No. 333-140257)).

10.3
Debt Conversion Agreement dated December 13, 2006 between Phoenix Aerospace, Inc. and LeRoy Moser (incorporated by reference to Exhibit 10.3 of Phoenix International Ventures, Inc.’s Registration Statement on Form SB-2 (File No. 333-140257)).

10.4
Debt Conversion Agreement dated December 12, 2006 between Phoenix Aerospace, Inc. and Erik Kudlis (incorporated by reference to Exhibit 10.4 of Phoenix International Ventures, Inc.’s Registration Statement on Form SB-2 (File No. 333-140257)).

10.5
Debt Conversion Agreement dated December 14, 2006 between Phoenix Aerospace, Inc. and Teja N. Shariff (incorporated by reference to Exhibit 10.5 of Phoenix International Ventures, Inc.’s Registration Statement on Form SB-2 (File No. 333-140257)).

10.6
Employment Agreement dated December 14, 2006 between Phoenix International Ventures, Inc. and Zahir Teja (incorporated by reference to Exhibit 10.6 of Phoenix International Ventures, Inc.’s Registration Statement on Form SB-2 (File No. 333-140257)).

10.7
Employment Agreement dated December 14, 2006 between Phoenix International Ventures, Inc. and Neev Nissenson (incorporated by reference to Exhibit 10.7 of Phoenix International Ventures, Inc.’s Registration Statement on Form SB-2 (File No. 333-140257)).

10.8
Employment Agreement dated December 14, 2006 between Phoenix International Ventures, Inc. and Teja N. Shariff (incorporated by reference to Exhibit 10.7 of Phoenix International Ventures, Inc.’s Registration Statement on Form SB-2 (File No. 333-140257)).

10.9	Commercial Lease and Deposit Receipt (incorporated by reference to Exhibit 10.1 of Phoenix International Ventures, Inc.’s Current Report on Form 8-K filed October 2, 2007).
10.10	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Phoenix International Ventures, Inc.’s Current Report on Form 8-K filed January 3, 2008).
10.11	Form of Warrant (incorporated by reference to Exhibit 10.2 of Phoenix International Ventures, Inc.’s Current Report on Form 8-K filed January 3, 2008).
10.12	Conversion Agreement with Zahir Teja (incorporated by reference to Exhibit 10.4 of Phoenix International Ventures, Inc.’s Current Report on Form 8-K filed January 3, 2008).
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of Phoenix International Ventures, Inc.’s Registration Statement on Form SB-2 (File No. 333-140257)).
21.1	Subsidiaries of the Small Business Issuer (incorporated by reference to Exhibit 21.1 of Phoenix International Ventures, Inc.’s Registration Statement on Form SB-2 (File No. 333-140257)).
23.1	Consent of Mark Bailey & Company, Ltd.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002