Form 10-Q
period 2009-03-31
Phoenix International Ventures, Inc.
filed 2009-05-14
CIK 1383637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2009

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

61B Industrial PKWY
Carson City, NV 89706
(Address of principal executive offices)

(775) 882-9700
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑

The number of shares outstanding of the issuer’s common stock, as of May 14, 2009 was 8,046,718.

Phoenix International Ventures, Inc.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

Phoenix International Ventures, Inc.
Condensed Consolidated Balance Sheet as of

	March 31,	December 31,
	2009	2008
Assets	(Unaudited)

Current assets
Cash	$45,254	$225,767
Accounts receivable	582,580	367,074
Inventory	181,981	186,516
Prepaid and other current assets	88,424	17,650

Total current assets	898,239	797,007

Property and equipment, net	38,483	47,943

Other assets	4,200	-

Total assets	$940,922	$844,950

Current liabilities
Line of credit	$49,057	$48,340
Accounts payable	500,780	379,693
Other accrued expenses	299,097	236,060
Customer deposits	399,053	447,202
Notes payable	222,377	212,751
Legal settlement	384,000	384,000
Due related party	244,986	232,304
Officer loans	39,461	39,461

Total current liabilities	2,138,811	1,979,811

Long term liabilities
Notes payable	21,757	24,811
Officer advances	369,375	369,375

Commitments and Contingencies	-	-

Total liabilities	2,529,943	2,373,997

Stockholders' (deficit)
Preferred stock - $0.001 par value; 1,000,000 shares
authorized; zero shares issued and outstanding	-	-
Common stock - $0.001 par value; 50,000,000 shares
authorized; 8,046,000 shares issued and outstanding	8,046	8,046
Additional paid in capital	1,388,503	1,388,503

Accumulated Deficit	(2,985,570)	(2,925,596)

	(1,589,021)	(1,529,047)

Total liabilities and stockholders' (deficit)	$940,922	$844,950

The accompanying notes are an integral part of the financial statements

Phoenix International Ventures, Inc.
Condensed Consolidated Income Statement
For The Three Months Ended March 31,
(Unaudited)

	2009	2008

Sales	$931,842	$471,166

Cost of sales	661,067	245,396

Gross margin	270,775	225,770

Operating expenses
General and administrative expenses	309,600	227,749

Total operating expenses	309,600	227,749

Loss from operations	(38,825)	(1,979)

Recovery of contingency	-	566,154
Interest expense	(21,152)	(5,203)

Net income (loss) before taxes	(59,977)	558,972

Income taxes	-	-

Net income (loss)	$(59,977)	$558,972

Net income (loss) per common share:
Basic	$(0.01)	$0.07
Diluted	$(0.01)	$0.06

Weighted average shares outstanding:
Basic	8,046,718	7,746,143
Diluted	8,046,718	9,561,215

The accompanying notes are an integral part of the financial statements

Phoenix International Ventures, Inc.
Condensed Consolidated Statements of Cash Flows
for the Three Months Ended March 31,
(Unaudited)

	2009	2008
Cash flows from operating activities
Net income (loss)	$(59,977)	$558,972
Adjustments to reconcile net income (loss) to net cash used in operating activates
Depreciation	9,460	3,410
Amortization of debt discount	20,319	-
Accrued interest	-	(717)
Change in accounts receivable	(215,506)	(166,441)
Change in inventory	4,535	40,101
Changes in prepaid expenses	(74,974)	530
Change in amounts due to related party	12,682	19,095
Change in customer deposits	(48,149)	115,367
Change in accounts payable	121,087	(55,355)
Change in accrued expenses	63,037	-
Change in legal settlement		(566,154)
Net cash used in operating activities	(167,486)	(51,192)

Cash flows from financing activities
Proceeds from subscription receivable	-	63,020
Proceeds from notes payable	-	5,295
Proceeds from line of credit	717	6,707
Repayment of notes payable	(4,682)	(53,804)
Repayments officer notes	-	(8,295)

Net cash provided by financing activities	(3,965)	12,923

Foreign exchange rates effect on cash	(9,062)	-

Decrease in cash	(180,513)	(38,269)

Cash, beginning of year	225,767	70,314

Cash, end of year	$45,254	$32,045

Cash paid for
Interest	$9,528	$4,000
Income taxes	-

The accompanying notes are an integral part of the financial statements

Phoenix International Ventures, Inc.
Notes to the Condensed Consolidated Financial Statements
 (Unaudited)

Note 1 - Summary of Significant Accounting Policies

Nature of Activities

Phoenix International Ventures, Inc. (“PIV” or the “Company”) was organized August 7, 2006 as a Nevada corporation to develop business in the market of defense and aerospace. The Company’s primary business is manufacturing, re-manufacturing and upgrading of Ground Support Equipment (“GSE”) used in military and commercial aircraft.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company are presented in accordance with the requirements for Form 10-Q and Article 8-03 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP’) have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying consolidated financial statements should be read in conjunction with the December 31, 2008 financial statements and the notes thereto included in the Company’s Report on Form 10-K filed with the SEC on March 31, 2009.

The consolidated financial statements include the accounts of the Company and its wholly owned US subsidiary Phoenix Aerospace, Inc. (“PAI”) and an Israeli subsidiary, Phoenix Europe Ventures, Ltd. (“PEV). Significant inter-company accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with US GAAP.

Use of Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain amounts reported and disclosed in our condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued three Staff Positions (“FSPs”) that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP FAS 157-4 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP FAS 115-2 and FAS 124-2 establish a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP FAS 107-1 and APB 28-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to interim periods. All of these FSPs are effective for the Company beginning April 1, 2009. The Company is assessing the potential impact that the adoption of FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2 may have on its financial statements. FSP FAS 107-1 and APB 28-1 will result in increased disclosures in the Company’s interim periods.

Note 2 - Geographical Segments

Product revenues are attributed to regions based on the location of the customer. The following table summarizes the Company’s geographical customer concentration of total product revenue.

	Three months ended March 31,
Region:	2009	2008
United States	85%	48%
Europe	15	52

Total:	100%	100%

 Note 3 - Inventory

Inventory consists of used equipment that can be re-manufactured for re-sale and parts. At March 31, 2009 and December 31, 2008 , inventory consisted of the following:

	March 31, 2009	December 31, 2008
Raw Materials	$114,000	$114,000
Work in Progress	67,981	72,516
	$181,981	$186,516

Note 4 – Long Term Contracts

In September 2008, the Company received a long term contract to design and manufacture two types of aircraft engine trailers for the U.S. Air Force.  Cost and estimated earnings on this contract for the three months ended March 31, 2009:

2009
Costs incurred this period	$140,564
Estimated contract profit	405,561
Less: billings to date	(491,501)
Billings in excess of costs and recognized profit	$(85,950)

The billings in excess of costs have been included in other accrued expenses for balance sheet purposes.

Note 5 - Notes Payable and Lines of Credit

The Company has a revolving line of credit from a financial institution totaling $35,000.  At March 31, 2009, the line of credit was fully extended and the Company is required to make monthly payments of interest at 6.5% above Prime Rate.  On October 18, 2009, the outstanding balance on the line of credit will convert to an installment note payable of equal installments of interest and principal until September 30, 2013.

The Company has a revolving line of credit from a foreign financial institution totaling $14,057.  At March 31, 2009, the line of credit bears a monthly interest ranging from 10%-13% based upon the amount extended.

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

 At March 31, 2009, notes payable consist of the following:
	Total
	Amount	Current
Unsecured note payable to a financial institution in a foreign country; 12.4% per annum; monthly payments of $242	$1,530	$1,530
Secured note payable to a financial institution; 10% interest per annum;	31,584	9,827
monthly payments of $756 to 2012; collateralized by an automobile
Unsecured promissory note agreements, less unamortized discount of $36,344 in 2009; effective interest rates range approximately 2.99% - 6.24%	200,192	200,192
Unsecured note payable to an individual; interest at 7%	10,828	10,828
	$244,134	$222,377

Note 6 - Related Party Transactions

As of March 31, 2009, the Company owed an officer for his advances the total balance of $369,375, of which $39,461 is current. These advances are non-interest bearing and the officer has agreed not to demand payment of the long term portion during the next twelve months.

During the three months ended March 31, 2009, the Company accrued salaries to officers in the aggregate amount of $15,250.

On April 26, 2007, the Company entered into a consulting agreement with a related party to assist the Company with its business development.  Consulting fees under the agreement require a minimum annual payment of $120,000.  At March 31, 2009, the Company has accrued $50,311 due to the related party.

On February 2009, the Company purchased parts from a related party in the total sum of $211,954. As of March 31, 2009, the Company owed the related party $62,654 for these parts.

Note 7 - Commitments and Contingencies

 Leases

The Company leases a 7,500 square foot operating facility under a non cancelable lease expiring September 30, 2009. The Company also leases another 10,300 square foot operating facility under a least term which commenced on March 1, 2009 and expires on February 28, 2011.  Minimum lease payments for both facilities total $166,066.  Lease expenses through March 31, 2009 were $13,570, compared to $9,000 for March 31, 2008.

Legal Settlement

On May 26, 2006, the Company entered into a settlement agreement whereby it agreed to issue purchase credits in the amount of $500,000 and make cash payments of $150,000. At March 31, 2009, the remaining balance of the legal settlement was $384,000 in trade credits.

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

Results of Operations

Financial Information - Percentage of Revenues
(Unaudited)

	Three Months ended
	March 31,
	2009	2008
Revenues	100%	100%
Cost of Goods Sold	-71%	-52%
Gross Profit	29%	48%
Operating Expenses:
General and Administrative	-33%	-48%
Total Operating Expenses	-33%	-48%
Other Income (Expenses)	-0%	120%
Income (Loss) before Taxes	-1%	-1%
Net income (loss)	-1%	119%

Revenues. Revenues increased 98% to $931,842 for the three months ended March 31, 2009 compared to $471,166 for the three months ended March 31, 2008.  The increase in revenues is primarily attributable to an increase in sales order and deliveries.  For the three months ended March 31, 2009, 45% of revenues were from remanufacturing, 21% was manufacturing and design, 19% were study contracts, and 15% from parts trading.  This compares 34% of revenues from remanufacturing, 38% from study contracts, and 28% from parts trading during the three months ended March 31, 2008.

As of March 31, 2009, 85% of our revenues were derived from U.S. customers and 15% from European customers. As of March 31, 2008, 48% of our revenues were derived from U.S. customers and 52% from European customers.

US Navy and Air Force and U.S. Army represented 40% of the Company’s revenues for the three months ended March 31, 2009.  The remaining 60% of revenue is attributed to sales to aerospace companies and military contractors. Two customers represented 72% of the Company’s revenues for the three months ended March 31, 2009.

Each period, we deliver a few orders with relatively large dollar amounts which can cause fluctuations in our revenues, segments and costs of sales, depending on the delivery date of those orders.

Cost of Sales. Cost of revenues consists primarily of sub contractors and raw materials used in manufacturing along with other related charges. Cost of sales increased 169% to $661,067 for the three months ended March 31, 2009, compared to $245,396 for the three months ended March 31, 2008, representing 71% and 52% of the total revenues for three months ended March 31, 2009 and three months ended March 31, 2008, respectively. The increase in our cost of sales in the three months ended March 31, 2009 as a percentage of revenue is primarily attributable to large sales contracts which had lower margins.

General and Administrative Expenses. General and administrative expenses increased by 35% to $309,600 for the three months ended March 31, 2009 from $227,749 for the three months ended March 31, 2008.  The increases in general and administrative costs are primarily attributable to an increase of  salaries and audit fees in the three months ended March 31, 2009 as compared with the same period in 2008. As a percentage of revenues, general and administrative expenses decreased to 33% for the three months ended March 31, 2009, as compared to 48% for the three months ended March 31, 2008.

Net (loss) income. Net Loss for the three months ended March 31, 2009 amounted to $59,977 as compared to a net income of $558,972 for the same period during 2008.  The 2008 income was attributable to a one time recovery of a contingent loss in the amount of $556,154 in the three months ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Cash as of March 31, 2009 amounted to $45,254, as compared with $225,767 as of December 31, 2008, a decrease of $180,513. Net cash used in operating activities for the three months ended March 31, 2009, was $167,486. Net cash used in financing activities for the three months ended March 31, 2009 was $3,965 with a $9,062 currency change.

We lease a 7,500 square foot operating facility under a non cancelable lease expiring September 30, 2009. We also lease another 10,300 square foot operating facility under a lease term that commenced March 1, 2009 and expires February 28, 2011.  Minimum lease payments for both facilities total $166,066 through February 28, 2011.  Lease expenses through March 31, 2009 were $13,570, compared to $9,000 for the quarter ended March 31, 2008.  We relocated our headquarters in March 2009 to the larger facility in order to accommodate our increased production. While we still maintain our lease on our former facility , we have no intentions of continuing the lease beyond the expiration date of September 30, 2009.

We will continue to finance our operations mainly from the cash provided from operating activities. Management believes that we will execute significant portions of our backlog in fiscal year 2009 and proceeds from those sales are expected to fund our operations.   As of March 31, 2009, we had a backlog of approximately $5,390,318. One of the orders is for the design and manufacturing of new aircraft engine trailers for the approximate amount of $2,044,889. In addition, two of the orders are from two customers for the approximate amount of $656,391. These orders are for time, material and an agreed profit. We collect a significant amount of these revenues on a monthly basis and progress towards milestone billing. For these types of orders, which make up most of our backlog, there is no need for us to finance materials and labor. Additionally, management is expecting, although there can be no assurance, that additional orders will come in. Since December 31, 2008 we have announced an additional $629,000 of new orders. These orders are expected to be delivered in 2009. The Company has promissory note arrangements in the amount of $236,536 which are due to mature between June 21 to August 19, 2009, management believes the Company has sufficient funds to repay these note arrangements.

We may consider raising additional capital through private and/or public placements to fund possible acquisitions and business development activities and for working capital.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4T.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: As of the end of the period covered by this Quarterly Report on Form 10-Q , we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure of material information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to provide reasonable assurance of achieving these objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to a reasonable assurance level of achieving such objectives.

(b) Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the three months ended March 31, 2009  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Default upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits

No.	Exhibit
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Phoenix International Ventures, Inc.
(Registrant)

May 14, 2009	By:	/s/ Zahir Teja
Zahir Teja
President and Chief Executive Officer

May 14, 2009	By:	/s/ Neev Nissenson
Neev Nissenson
Chief Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS

No.	Exhibit
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.