Form 10-Q
period 2009-06-30
Phoenix International Ventures, Inc.
filed 2009-08-11
CIK 1383637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2009

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

The number of shares outstanding of the issuer’s common stock, as of August 11, 2009 was 8,054,334.

Phoenix International Ventures, Inc.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

Phoenix International Ventures, Inc.
Condensed Consolidated Balance Sheet as of
	June 30, 2009	December 31, 2008
Assets	(Unaudited)

Current assets
Cash	$47,059	$225,767
Accounts receivable	206,716	367,074
Inventory	390,698	186,516
Prepaid and other current assets	12,668	17,650

Total current assets	657,141	797,007

Property and equipment, net	40,277	47,943

Other assets	4,200	-

Total assets	$701,618	$844,950

Liabilities and Stockholders' (Deficit)

Current liabilities
Line of credit	$48,264	$48,340
Accounts payable	467,363	379,693
Other accrued expenses	303,737	236,060
Customer deposits	283,431	447,202
Notes payable	181,115	212,751
Legal settlement	384,000	384,000
Due related party	250,153	232,304
Officer loans	39,461	39,461

Total current liabilities	1,957,524	1,979,811

Long-term liabilities
Notes payable	109,181	24,811
Officer advances	369,375	369,375

Total liabilities	2,436,080	2,373,997

Commitments and Contingencies	-	-

Stockholders' (deficit)
Preferred stock - $0.001 par value; 1,000,000 shares
authorized; zero shares issued and outstanding	-	-
Common stock - $0.001 par value; 50,000,000 shares
authorized; 8,052,040 shares issued and outstanding	8,052	8,046
Paid in capital	1,393,498	1,388,503
Accumulated deficit	(3,136,012)	(2,925,596)

	(1,734,462)	(1,529,047)

Total liabilities and stockholder's (deficit)	$701,618	$844,950

The accompanying notes are an integral part of the financial statements

Phoenix International Ventures, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009		2009
		2008		2008
Sales	$646,533	$461,540	$1,578,375	$932,706
Cost of sales	437,800	307,820	1,099,074	553,216
Gross margin	208,733	153,720	479,301	379,490

Operating expenses
General and administrative expenses	322,477	217,058	632,076	444,807

Total operating expenses	322,477	217,058	632,076	444,807

Loss from operations	(113,744)	(63,338)	(152,775)	(65,317)

Recovery of contingency	-	-	-	566,154
Interest expense	(37,454)	(8,131)	(57,641)	(13,334)

Income (Loss) before taxes	(151,198)	(71,469)	(210,416)	487,503

Income taxes	-	-	-	-

Net income (loss)	$(151,198)	$(71,469)	$(210,416)	$487,503

Net income per common share:
Basic	$(0.02)	$(0.01)	$(0.03)	$0.06
Diluted	$(0.02)	$(0.01)	$(0.03)	$0.05

Weighted average shares outstanding:
Basic	8,046,718	7,746,473	8,046,718	7,746,309
Diluted	8,046,718	7,746,473	8,046,718	9,562,044

The accompanying notes are an integral part of the financial statements

Phoenix International Ventures, Inc.
Condensed Consolidated Statements of Cash Flows
for the Six Months Ended June 30,
(Unaudited)
	2009	2008
Cash flows from operating activities
Net income (loss)	$(210,416)	$487,503
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	12,541	6,819
Amortization of debt discount	39,829	-
Accrued interest	4,218	1,446
Change in accounts receivable	160,358	(156,363)
Change in inventory	(204,182)	(26,977)
Changes in prepaid expenses	4,982	26,102
Change in other assets	(4,200)
Change in amounts due to related party	17,849	43,060
Change in customer deposits	(163,771)	97,997
Change in accounts payable	87,670	(24,733)
Change in accrued expenses	67,677	-
Change in Legal Settlement	-	(566,154)

Net cash used in operating activities	(187,445)	(111,300)

Cash Flows from investing activities
Purchase of property and equipment	(4,875)	-

Net cash used in investing activities	(4,875)	-

Cash flows from financing activities
Proceeds from subscription receivable	-	63,020
Proceeds from notes payable	100,000	95,211
Principal payments on notes payable	(88,982)	(85,988)
Proceeds from line of credit	-	16,315
Payments on officer notes	-	(2,425)
Payments on line of credit	(76)	-

Net cash provided by financing activities	10,942	86,133

Foreign exchange rates effect on cash	2,670	-

Increase (decrease) in cash	(178,708)	(25,167)

Cash, beginning of period	225,767	70,314

Cash, end of period	$47,059	$45,147

Cash paid for
Interest	$21,890	$4,247
Income taxes	-	-

Non Cash Investing and Financing Activities:
Issuance of 5,322 shares of common stock with promissory notes	5,000
Issuance of 3,750 shares of common stock with promissory notes		9,263
Issuance of 15,000 warrants with promissory notes		21,150
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

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued three Staff Positions (“FSPs”) that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP FAS 157-4 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP FAS 115-2 and FAS 124-2 establish a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP FAS 107-1 and APB 28-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to interim periods. All of these FSPs are effective for the Company beginning April 1, 2009.   The adoptions of these FSPs are not expected to have a material impact on the Company’s  financial statements.

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of  SFAS No. 157 for the Company to July 1, 2009, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The Company believes the adoption of the delayed items of SFAS No. 157 will not have a material impact on its financial statements.

Note 2 - Geographical Segments

Product revenues are attributed to regions based on the location of the customer. The following table summarizes the Company’s geographical customer concentration of total product revenue.

	Six months ended June 30,
Region	2009	2008
United States	89%	53%
Europe	11%	47%

Total:	100%	100%

 Note 3 - Inventory

Inventory consists of used equipment that can be re-manufactured for re-sale and parts. At June 30, 2009 and December 31, 2008, inventory consisted of the following:

	June 30, 2009	December 31, 2008
Raw Materials	$118,500	$114,000
Work in Progress	272,198	72,516
	$390,698	$186,516

Note 4 – Long Term Contracts

In September 2008, the Company received a long term contract to design and manufacture two types of aircraft engine trailers for the U.S. Air Force.  Cost and estimated earnings on this contract for the six months ended June 30, 2009:

2009
Costs incurred this period	$365,755
Estimated contract profit this period	109,111
Less: billings to date	(552,075)
Billings in excess of costs for this period	$(77,209)

The billings in excess of costs have been included in other accrued expenses for balance sheet purposes.

Note 5 - Notes Payable and Lines of Credit

The Company has a revolving line of credit from a financial institution totaling $35,000.  At June 30, 2009, the line of credit was fully extended and the Company is required to make monthly payments of interest at 6.5% above Prime Rate.  On October 18, 2009, the outstanding balance on the line of credit will convert to an installment note payable of equal installments of interest and principal until September 30, 2013.

The Company has a revolving line of credit from a foreign financial institution totaling $13,264.  At June 30, 2009, the line of credit bears a monthly interest ranging from 10%-13% based upon the amount extended.

In June, July, August and September 2008, the Company entered into promissory note agreements with five Israeli investors and two Israeli corporations for the aggregate amount of $236,536. Some of these notes were in New Israeli Shekels and some in U.S. Dollars. These notes are to be paid in full at various dates between June 22 and August 18, 2009 and bear 15% interest per annum. In addition, these notes were discounted by shares and warrants. In total the Company issued an aggregate of 13,575 shares, and warrants to purchase an aggregate of 33,950 shares at a price per shares that varies between $2.40 and $2.60 per share for 2 years. Some of these notes have been collateralized by a fixed number of shares of the Company’s common stock. Two of the notes in the aggregate amount of $75,000 matured in June 2009 and were paid in full. The remaining balance on the notes at June 30, 2009 is approximately $61,240 to be paid during the fiscal quarter ending September 30, 2009. Additionally, in May 2009 two of the investors extended their notes in the aggregate principal of $88,770 for an additional one year bearing 15% interest per annum. These notes will now mature in the fiscal quarter ending September 30, 2010. These notes were discounted by the issuance of shares of the Company’s common stock equal to 5% of the principal amount of the notes.

In June 2009, the Company entered into new promissory note agreements with related parties, an Israeli individual and a Cyprus Corporation, in the aggregate amount of $100,000. These notes are to be paid in full at various dates during the fiscal quarter ending June 30, 2010  and bear 15% interest per annum. In addition, these notes were discounted by the issuance of shares of the Company’s common stock equal to 5% of the principal amount of the note. In total the Company issued an aggregate of 5,322 shares in connection with this discount..

At June 30, 2009, notes payable consist of the following:

	Total
	Amount	Current
Unsecured note payable to a financial institution in a foreign country; 12.4% per annum; monthly payments of $242	$751	$751
Secured note payable to a financial institution; 10% interest per annum; monthly payments of $756 to 2012; collateralized by an automobile	30,238	9,827
Unsecured promissory note agreements, less unamortized discount of $7,196 in 2009; effective interest rates range approximately 2.99% - 6.24%	247,182	158,412
Unsecured note payable to an individual; interest at 7%	12,125	12,125
	$290,296	$181,115

Note 6 - Related Party Transactions

As of June 30, 2009, the Company owed an officer for his advances the total balance of $408,836, of which $39,461 is current. These advances are non-interest bearing and the officer has agreed not to demand payment of the long term portion during the next twelve months.

During the six months ended June 30, 2009, the Company accrued salaries to officers in the aggregate amount of $16,417.

The former CFO’s employment contract expired in April 2009.  The Company has solicited his consulting services for the months of May and June 2009 for $2,000 per month. Payments over the $2,000 consulting fees made to him were applied to his deferred salary liability.

On April 26, 2007, the Company entered into a consulting agreement with a related party to assist the Company with its business development.  Consulting fees under the agreement require a minimum annual payment of $120,000.  At June 30, 2009, the Company has accrued $60,311 due to the related party.

On June 2009, the Company purchased parts from a related party in the total sum of $130,000. As of June 30, 2009, the Company owed the related party $65,000 for these parts. This liability was classified in account payables.

Note 7 - Commitments and Contingencies

 Leases

The Company leases a 7,500 square foot operating facility under a non cancelable lease expiring September 30, 2009. The Company also leases another 10,300 square foot operating facility under a lease term which commenced on March 1, 2009 and expires on February 28, 2011.  Minimum lease payments remaining for both facilities total $91,850.  Lease expenses through June 30, 2009 were $32,430, compared to $18,000 for June 30, 2008.

Legal Settlement

On May 26, 2006, the Company entered into a settlement agreement whereby it agreed to issue purchase credits in the amount of $500,000 and make cash payments of $150,000. At June 30, 2009, the remaining balance of the legal settlement was $384,000 in trade credits.

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

Results of Operations

Financial Information - Percentage of Revenues
(Unaudited)

	Six Months ended
	June 30,
	2009	2008
Revenues	100%	100%
Cost of Goods Sold	-70%	-59%
Gross Profit	30%	41%
Operating Expenses:
General and Administrative	-40%	-48%
Total Operating Expenses	-40%	-48%
Other Income (Expenses)	-.03%	59%
Income (Loss) before Taxes	-13%	52%
Net income (loss)	-13%	52%

Comparison of Six Months Ended June 30, 2009 and June 30, 2008

Revenues. Revenues increased 69% to $1,578,375 for the six months ended June 30, 2009 compared to $932,706 for the six months ended June 30, 2008.  The increase in revenues is primarily attributable to an increase in sales orders and deliveries.  For the six months ended June 30, 2009, 40% of our revenues were from remanufacturing, 30% were manufacturing and design, 11% were parts trading, and 19% study contracts.  This compares to 19% of revenues from remanufacturing, 43% from manufacturing, design and product sales, 38% study contracts, during the six months ended June 30, 2008.

For the six months ended June 30, 2009, 89% of our revenues were derived from U.S. customers and 11% from European customers as compared to the six months ended June 30, 2008 when 53% of our revenues were derived from U.S. customers and 47% from European customers.

US Navy and Air Force and U.S. Army represented 49% of the our revenues for the six months ended June 30, 2009.  The remaining 51% of revenue is attributed to sales to aerospace companies and military contractors. Two customers represented 62% of the our revenues for the six months ended June 30, 2009.

Cost of Sales.  Cost of revenues consists primarily of sub contractors and raw materials used in manufacturing along with other related charges.  Cost of sales increased 99% to $1,099,074 for the six months ended June 30, 2009, compared to $553,216 for the six months ended June 30, 2008, representing 70% and 59% of the total revenues for six months ended June 30, 2009 and six months ended June 30, 2008, respectively. The increase in our cost of sales in the six months ended June 30, 2009 as a percentage of revenue is primarily attributable to the delivery of products during the period ended June 30, 2009 that had lower profit margins.

General and Administrative Expenses. General and administrative expenses increased by 42% to $632,076 for the six months ended June 30, 2009 from $444,807 for the six months ended June 30, 2008.  The increases in general and administrative costs are primarily attributable to an increase of  salaries, audit fees and legal fees for the six months ended June 30, 2009 as compared with the same period in 2008. As a percentage of revenues, general and administrative expenses decreased to 40% for the six months ended June 30, 2009, as compared to 48% for the six months ended June 30, 2008.

Net (loss) income. Net Loss for the six months ended June 30, 2009 amounted to $210,416 as compared to a net income of $487,503 for the same period during 2008.  The 2008 income was attributable to a one time recovery of a contingent loss in the amount of $556,154 in the six months ended June 30, 2008.

Comparison of Three Months Ended June 30, 2009 and June 30, 2008

Revenues

Revenues increased 40% to $646,533 for the three months ended June 30, 2009 compared to $461,540 for three months ended June 30, 2008 due to increased product sales and deliveries during the three months ended June 30, 2009.

 For the three months ended June 30, 2009, 49% of the revenues were derived from manufacturing and product sales, 18% were derived from study contracts and 33% were derived from remanufacturing orders, as compared with the three months ended June 30, 2008, in which 58% of revenues were derived from product sales, 38% were derived from study contracts and 4% were derived from remanufacturing.

For the three months ended June 30, 2009, two customers represented 78% of our revenues. As of June 30, 2009, 96% of our revenues were derived from U.S. customers and 4% from European customers.

Cost of Sales

Cost of revenues consists primarily of sub contractors and raw materials used in manufacturing along with other related charges. Cost of sales increased 42% to $437,800 for the three months ended June 30, 2009, compared to $307,820 for the three months ended June 30, 2008, representing 67% and 67% of the total revenues for three months ended June 30, 2009 and June 30, 2008, respectively. The cost of sales increase during the three months ended June 30, 2009 is a result of an increase in revenues in the same period.

General and Administrative Expenses

General and administrative expenses increased by 49% to $322,476 for the three months ended June 30, 2009 from $217,058 for the three months ended June 30, 2008.  The increase in general and administrative costs is primarily attributable to an increase of salaries and legal fees during the three months ended June 30, 2009.  As a percentage of revenues, general and administrative expenses increased to 50% for the three months ended June 30, 2009, as compared to 47% for the three months ended June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Cash as of June 30, 2009 amounted to $47,059, as compared with $225,767 as of December 31, 2008, a decrease of $178,708. Net cash used in operating activities for the six months ended June 30, 2009, was $187,451.  Net cash produced in financing activities for the six months ended June 30, 2009 was $10,948.

We lease a 7,500 square foot operating facility under a non cancelable lease expiring September 30, 2009. We also lease another 10,300 square foot operating facility under a lease term that commenced March 1, 2009 and expires February 28, 2011.  Minimum lease payments remaining for both facilities total $91,850 through February 28, 2011.  Lease expenses through June 30, 2009 were $32,430 compared to $18,000 for the six month ended June 30, 2008.  We relocated our headquarters in March 2009 to the larger facility in order to accommodate our increased production. While we still maintain our lease on our former facility, we have no intentions of continuing the lease beyond the expiration date of September 30, 2009.

We will continue to finance our operations mainly from the cash provided from operating activities. Management believes that we will execute significant portions of our backlog in the next twelve months and proceeds from those sales are expected to fund our operations.   As of June 30, 2009, we had a backlog of approximately $7,144,036. One of the orders is for the design and manufacturing of new aircraft engine trailers for the approximate amount of $1,752,520. In addition, two of the orders are from two customers for the approximate amount of $540,849. These orders are for time, material and an agreed profit. We collect a significant amount of these revenues on a monthly basis and progress towards milestone billing. For these types of orders, which make up the most significant portion of our backlog, there is minimal  need for us to finance materials and labor. Additionally, management is expecting, although there can be no assurance, that additional orders will come in. Since December 31, 2008 we have announced an additional $3,029,000 of new orders. Of these orders $629,000, are expected to be delivered in 2009. We have promissory note arrangements in the amount of $61,240 which are due to mature between July 2 and August 8, 2009; and we issued two new notes and extended two of the original notes, due to mature in one year, payable between June and August 2010 for approximately $188,770.  We believe that we have sufficient funds to repay these note arrangements upon their maturity.

We may consider raising additional capital through private and/or public placements to fund possible acquisitions and business development activities and for working capital.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4T.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure of material information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to provide reasonable assurance of achieving these objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to a reasonable assurance level of achieving such objectives.

(b) Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In June 2009, the Company entered into promissory note agreements with related parties on for the aggregate amount of $100,000. These notes are to be paid in full at various dates by the end in June 2010 and bear 15% interest per annum. In addition, these notes were discounted by shares. In total the Company issued an aggregate of 5,322 shares.

In July 2009, the Company issued 2,294 shares of common stock in connection with an agreement to extend a note arrangement which became effective in July 2009.

Item 3.	Default upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits

No.	Exhibit
4.1	Form of uncollateralized promissory note
4.2	Form of uncollateralized promissory note extension
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Phoenix International Ventures, Inc.
(Registrant)

August 11, 2009	By:	/s/ Zahir Teja
Zahir Teja
President and Chief Executive Officer

August 11, 2009	By:	/s/ Neev Nissenson
Neev Nissenson
Chief Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS

No.	Exhibit
4.1	Form of uncollateralized promissory note
4.2	Form of uncollateralized promissory note extension
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.