Form 10-Q
period 2009-09-30
Phoenix International Ventures, Inc.
filed 2009-11-16
CIK 1383637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2009

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

The number of shares outstanding of the issuer’s common stock, as of November 16, 2009 was 8,057,307.

Phoenix International Ventures, Inc.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

Phoenix International Ventures, Inc
Condensed Consolidated Balance Sheet as of

	September 30,	December 31,
	2009	2008
Assets	(Unaudited)

Current assets
Cash	$99,225	$225,767
Accounts receivable	245,968	367,074
Inventory	189,933	186,516
Prepaid and other current assets	26,296	17,650

Total current assets	561,422	797,007

Property and equipment, net	40,098	47,943

Other assets	4,200	-

Total assets	$605,720	$844,950

Liabilities and Stockholders' (Deficit)

Current liabilities
Line of credit	$47,200	$48,340
Accounts payable	504,833	379,693
Other accrued expenses	203,952	236,060
Customer deposits	235,671	447,202
Notes payable, current portion	240,307	212,751
Legal settlement	384,000	384,000
Due related party	256,390	232,304
Officer loans	39,461	39,461

Total current liabilities	1,911,814	1,979,811

Long term liabilities
Notes payable	18,143	24,811
Officer advances	369,375	369,375

Total liabilities	2,299,332	2,373,997

Commitments and Contingencies	-	-

Stockholders' (deficit)
Preferred stock - $0.001 par value; 1,000,000 shares
authorized; zero shares issued and outstanding
at September 30, 2009 and December 31, 2008	-	-
Common stock - $0.001 par value; 50,000,000 shares
authorized; 8,057,307 and 8,046,718 shares issued and outstanding at September 30, 2009 and December 31, 2008	8,057	8,046

Additional paid in capital	1,399,216	1,388,503
Accumulated deficit	(3,100,885)	(2,925,596)

	(1,693,612)	(1,529,047)

Total liabilities and stockholders' (deficit)	$605,720	$844,950

The accompanying notes are an integral part of the financial statements

Phoenix International Ventures, Inc
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Sales	$1,155,596	$746,137	$2,733,970	$1,678,843

Cost of sales	801,674	461,202	1,900,603	1,014,418
Gross margin	353,922	284,935	833,367	664,425

Operating expenses
General and administrative expenses	309,029	282,315	936,280	727,122

Total operating expenses	309,029	282,315	936,280	727,122

Income (loss) from operations	44,893	2,620	(102,913)	(62,697)

Recovery of contingency	-	-	-	566,154
Interest expense	(12,781)	(28,434)	(72,376)	(41,768)

Income (loss) before taxes	32,112	(25,814)	(175,289)	461,689

Income taxes	-	-	-	-

Net income (loss)	$32,112	$(25,814)	$(175,289)	$461,689

Net income (loss) per common share:
Basic	$0.00	$0.00	$(0.02)	$(0.06)
Diluted	$0.00	$0.00	$(0.02)	$(0.05)

Weighted average shares outstanding:
Basic	8,054,844	8,035,618	8,049,457	7,749,439
Diluted	9,625,866	8,035,618	8,049,457	9,861,346

The accompanying notes are an integral part of the financial statements

Phoenix International Ventures, Inc.
Condensed Consolidated Statements of Cash Flows
for the Nine Months Ended September 30,
(Unaudited)
	2009	2008
Cash flows from operating activities
Net income (loss)	$(175,289)	$461,689
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	15,765	10,228
Amortization of debt discount	39,272	26,692
Accrued interest	8,105	-
Change in accounts receivable	121,106	(251,057)
Change in inventory	(3,417)	(36,201)
Changes in prepaid expenses	4,294	(770)
Change in other assets	(4,200)	-
Change in amounts due legal settlement	-	(566,154)
Change in customer deposits	(211,531)	(83,644)
Change in accounts payable	125,140	87,459
Change in accrued expenses	(45,048)	-
Change in related party payable	24,086	107,692

Net cash used in operating activities	(101,717)	(244,066)

Cash flows from investing activities
Purchase of property and equipment	(7,920)	-

Net cash used in investing activities	(7,920)	-

Cash flows from financing activities
Proceeds from subscription receivable	-	63,020
Proceeds from notes payable	131,284	236,536
Principal payments on notes payable	(147,049)	(132,444)
Issuance of common shares	-	1,900
Proceeds of officer advances	-	48,575
Proceeds from (payments on) line of credit	(1,140)	15,708

Net cash provided by (used in) financing activities	(16,905)	233,295

Decrease in cash	(126,542)	(10,771)

Cash, beginning of year	225,767	70,314

Cash, end of period	$99,225	$59,543

Cash paid for
Interest	$27,371	$6,828
Income taxes	-	-

Non cash investing and financing activities:
Issuance of 10,589 shares of common stock with promissory notes	10,724	-
Issuance of 3,750 shares of common stock with promissory notes	-	9,263
Issuance of 15,000 warrants with promissory notes	-	21,150
Issuance of 274,000 shares of common stock in redemption of accrued expenses	-	137,000

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

Recent Accounting Pronouncements

In October 2009, an update was made to “Revenue Recognition – Multiple Deliverable Revenue Arrangements.” This update removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the “Fair Value Measurements and Disclosures” guidance, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update is effective for the company beginning January 1, 2011 and can be applied prospectively or retrospectively. Management is currently evaluating the effect that adoption of this update will have, if any, on the company’s consolidated financial position and results of operations when it becomes effective in 2011.

Note 2 - Geographical Segments

Product revenues are attributed to regions based on the location of the customer. The following table summarizes the Company’s geographical customer concentration of total product revenue.

	Nine months ended September 30,
Region	2009	2008
United States	86%	64%
Europe	14%	36%

Total:	100%	100%

 Note 3 - Inventory

Inventory consists of used equipment that can be re-manufactured for re-sale and parts. At September 30, 2009 and December 31, 2008, inventory consisted of the following:

	30-Sep-09	31-Dec-08
Raw Materials	$135,409	$114,000
Work in Progress	54,524	72,516
Total:	$189,933	$186,516

Note 4 – Long Term Contracts

The Company has certain long-term contracts to design and manufacture equipment with various customers. Costs and estimated earnings on these contracts for the nine months ended September 30, 2009 are as follows:

2009
Costs incurred on contracts this period	$857,141
Estimated contracts profit	257,341
Less: billings to date	(1,101,542)
Contract costs and related estimated profits in excess of billings	$12,940

The costs in excess of billings have been included in prepaid and other assets for balance sheet purposes.

Note 5 - Notes Payable and Lines of Credit

The Company has a revolving line of credit from a financial institution totaling $35,000.  At September 30, 2009, the line of credit was fully extended and the Company is required to make monthly interest-only payments at a 9.75% annual percentage rate.

The Company has a revolving line of credit from a foreign financial institution totaling $12,200.  At September 30, 2009, the line of credit bears a monthly interest ranging from 10%-13% based upon the amount extended.

In July and August 2009, two investors extended their promissory note arrangements that were entered into in the previous year in the aggregate principal amount of $89,474 for an additional one year bearing 15% interest per annum. These notes will now mature in the fiscal quarter ending September 30, 2010. These notes were discounted by the issuance of shares of the Company’s common stock equal to 5% of the principal amount of the notes. In total the Company issued an aggregate of 4,110 shares in connection with this discount.

In June and August 2009, the Company entered into three new promissory note agreements with related parties, an Israeli individual and two notes with Cyprus Corporation, in the aggregate amount of $125,000. These notes are to be paid in full at various dates between June 18, 2010 and August 23, 2010 and bear 15% interest per annum. In addition, these notes were discounted by the issuance of shares of the Company’s common stock equal to 5% of the principal amount of the note. In total the Company issued an aggregate of 6,479 shares in connection with this discount.

At September 30, 2009, notes payable consist of the following:

	Total
	Amount	Current
Unsecured note payable to a financial institution in a foreign country; 12.4% per annum;	$7,035	$7,035
Secured note payable to a financial institution; 10% interest per annum; monthly payments of $756 until 2012; collateralized by an automobile	27,970	9,827
Unsecured promissory note agreements, less unamortized discount $8,608 of in 2009; effective interest rates are approximately 15%	211,026

		211,026
Unsecured note payable to an individual; interest at 7%	12,419	12,419
	$258,450	$240,307

Note 6 - Related Party Transactions

As of  September 30, 2009, the Company owed an officer for his advances totaling $408,836, of which $39,461 is current. As of September 30, 2009 there was no arrangement to pay out this sum and the officer agreed to consider the Company’s cash reserves in collecting this advance. These advances are non-interest bearing and the officer has agreed not to demand payment of the long term portion during the next twelve months.

During the nine months ended September 30, 2009, the Company paid down $15,000 of accrued and deferred salaries owed to officers. As of September 30, 2009, the Company owed $178,617 of deferred and accrued salaries to its officers.

The former CFO’s employment contract expired in April 2009.  The Company has solicited his consulting services for the months of May, June, July, August and September 2009 for $2,000 per month. For the nine months ended September 30, 2009, the Company has paid $8,000 of consulting fees to the former CFO.

On April 26, 2007, the Company entered into a consulting agreement with a related party to assist the Company with its business development.  Consulting fees under the agreement require a minimum annual payment of $120,000.  At September 30, 2009, the Company owed $77,773 to the related party.

In June 2009, the Company purchased parts from a related party in the total sum of $130,000. As of September 30, 2009, the Company owed the related party $20,000 for these parts. This liability is recorded in accounts payable.

Note 7 - Commitments and Contingencies

 Leases

The Company leases a 10,300 square foot operating facility under a lease term which commenced on March 1, 2009 and expires on February 28, 2011.  Minimum lease payments remaining for the facility total $70,040.  Lease expense through September 30, 2009 was $54,080 and was $27,000 for the nine months ended September 30, 2008.

Legal Settlement

On May 26, 2006, the Company entered into a settlement agreement whereby it agreed to issue purchase credits in the amount of $500,000 and make cash payments of $150,000. At September 30, 2009, the remaining balance of the legal settlement was $384,000 in trade credits.  These credits may be utilized by the counterparty at their discretion with no specific expiration date.  The Company is obligated to provide the credits on terms similar to those of its traditional customers.  In the event the purchase credits are not honored the counterparty reserved the right to pursue other forms of settlement of the remaining balance equal to the amount of trade credits.

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

We manufacture support equipment for military aircraft which is used for maintaining, operating or testing aircraft sub-systems. We also remanufacture existing support equipment in order to extend usefulness and eliminate original product defects. We are ISO 9001/2000 certified, which is due for renewal on April 26, 2010.

The main users of the equipment are the United States Air Force, US Navy and defense-aerospace companies.

Results of Operations

Financial Information - Percentage of Revenues
(Unaudited)

	Nine Months ended
	September 30,
	2009	2008
Revenues	100%	100%
Cost of Goods Sold	-70%	-60%
Gross Profit	30%	40%
Operating Expenses:
General and Administrative	-34%	-43%
Total Operating Expenses	-34%	-43%
Other Income (Expenses)	-3%	31%
Income (Loss) before Taxes	-6%	28%
Net income (loss)	-6%	28%

Comparison of Nine Months Ended September 30, 2009 and September 30, 2008

Revenues. Revenues increased 63% to $2,733,970 for the nine months ended September 30, 2009 as compared to $1,678,843 for the nine months ended September 30, 2008.

For the nine months ended September 30, 2009, 38% of our revenues were from remanufacturing, 33% were manufacturing and design, 14% were parts trading, and 15% from study contracts.  This compares to 11% of revenues from remanufacturing, 35% from manufacturing and design, 26% from parts trading and 28% from study contracts during the nine months ended September 30, 2008.

The increase in revenues was primarily driven by an increase in the execution of remanufacturing orders in the nine months ended September 30, 2009 as compared to the same period in 2008. The increase in the execution of remanufacturing orders is a result of increased demand for these items; in addition we believe that favorable relations with suppliers contributed to the increase in receipt and execution of such sales orders. We currently have orders for additional remanufactured goods which we expect to execute in the next twelve months.  Management expects, although there can be no assurance, that remanufacturing will continue to be a significant portion of our sales, although the demand we have experienced for remanufacturing orders has tended to be erratic.

Manufacturing and design revenue increased as well, primarily due to costs incurred in the execution of a long term contract for the design and manufacturing of aircraft engine trailers which began at the end of 2008. We expect this contract to continue to generate significant revenues in the next twelve months. Management believes, although there can be no assurance, that manufacturing and design sales will continue to be a significant portion of our revenues.

Revenue from study contracts decreased during the nine months ended September 30, 2009 as compared to the same period in 2008. These contracts are reaching their life-end. We have not accumulated additional study contracts in the past twelve months and we expect this revenue stream to be depleted next year. However, management believes, although there can be no assurance, that marketing efforts may result in future study contracts.

The volume of revenue from parts trading remained consistent for the nine months ended September 30, 2009 as compared to the same period in 2008. Management believes, although there can be no assurance, that the volume of revenue from parts trading will remain relatively similar for the next twelve months.

For the nine months ended September 30, 2009, 86% of our revenues were derived from U.S. customers and 14% from European customers as compared to the nine months ended September 30, 2008 during which 64% of our revenues were derived from U.S. customers and 36% from European customers. Revenues from European customers consisted of only parts trading for the nine months ending September 30, 2009 as compared to the nine months ended September 30, 2008 in which significant portions of the sales from Europe were from remanufacturing activities. Management expects this trend to continue in the next twelve months.

Cost of Sales.  Cost of sales consists primarily of subcontractors and raw materials used in manufacturing along with other related charges. Cost of sales increased 87% to $1,900,603 for the nine months ended September 30, 2009, compared to $1,014,418 for the nine months ended September 30, 2008, representing 70% and 60% of the total revenues for nine months ended September 30, 2009 and nine months ended September 30, 2008, respectively.

The increase in our cost of sales in the nine months ended September 30, 2009 as a percentage of revenue is primarily attributable to a decrease in the portion of study revenue out of the entire revenue in the nine months ended September 30, 2009. Study contracts require fewer acquisitions of materials and tend to have higher margins. In addition, during the nine months ending September 30, 2008 we had high margins in our manufacturing revenue stream which is not expected to reoccur. Management believes, although there can be no assurance, that approximatly70% cost of sales as a percentage of revenue is typical of the Company’s future aggregate revenue stream.

General and Administrative Expenses. General and administrative expenses increased by 29% to $936,280 for the nine months ended September 30, 2009 from $727,122 for the nine months ended September 30, 2008.  The increases in general and administrative costs are primarily attributable to an increase of salaries, audit fees, travel, entertainment,  rent and professional fees for the nine months ended September 30, 2009 as compared with the same period in 2008.

The 63% increase in revenue for the nine months ended September 30, 2009 demanded additional outlays and expenses to the Company. Management believes, although there can be no assurance, that continued increase in revenues may result in continued increase in general and administrative expenses, although at a lower growth rate.

As a percentage of revenues, general and administrative expenses decreased to 34% for the nine months ended September 30, 2009, as compared to 43% for the nine months ended September 30, 2008.

Net (loss) income. Net Loss for the nine months ended September 30, 2009 amounted to $175,289 as compared to a net income of $461,689 for the same period during 2008.  The 2008 income was attributable to a one time recovery of contingent income in the amount of $556,154 in the nine months ended September 30, 2008.

Comparison of Three Months Ended September 30, 2009 and September 30, 2008

Revenues. Revenues increased 55% to $1,155,596 for the three months ended September 30, 2009 compared to $746,137 for three months ended September 30, 2008.

 For the three months ended September 30, 2009, 36% of the revenues were derived from manufacturing and design, 10% were derived from study contracts and 36% were derived from remanufacturing orders, and 18% were derived from parts trading as compared with the three months ended September 30, 2008, during which 60% of revenues were derived from manufacturing and design, 16% were derived from study contracts, 22% were derived from parts trading and 2% were derived from remanufacturing.

The increase in sales was primarily driven by an increase in the execution of remanufacturing orders in the three months ended September 30, 2009 as compared to the same period in 2008. The increase in the execution of remanufacturing orders is a result of increased demand for these items; in addition we believe that favorable relations with a supplier contributed to the increase in receipt and execution of such sales orders. We currently have orders for additional remanufactured goods which we expect to execute in the next twelve months.  Management expects, although there can be no assurance, that remanufacturing will continue to be a significant portion of our sales, although the demand we have experienced for remanufacturing orders has tended to be erratic.

For the three months ended September 30, 2009, 82% of our revenues were derived from U.S. customers and 18% from European customers as compared to 77% from U.S. customers and 23% from European customers for the same period in 2008. Revenues from European customers consisted of only parts trading for the three months ended September 30, 2009 and the three months ended September 30, 2008.

Cost of Sales.  Cost of sales consists primarily of subcontractors and raw materials used in manufacturing along with other related charges. Cost of sales increased 74% to $801,674 for the three months ended September 30, 2009, compared to $461,202 for the three months ended September 30, 2008, representing 69% and 61% of the total revenues for three months ended September 30, 2009 and September 30, 2008, respectively.

The increase in our cost of sales in the three months ended September 30, 2009 as a percentage of revenue is primarily attributable to decreases in the portion of study revenue as a percentage of the entire revenue in the three months ended September 30, 2009. Study contracts require fewer acquisitions of materials and tend to have higher margins. In addition in the three months ending September 30, 2008 we had high margins in our manufacturing revenue stream which are not expected to reoccur. Management believes, although there can be no assurance, that approximately 70% cost of sales as a percentage of the revenues is typical of the Company’s future aggregate revenue streams.

General and Administrative Expenses. General and administrative expenses increased by 10% to $309,029 for the three months ended September 30, 2009 from $282,315 for the three months ended September 30, 2008.

As a percentage of revenues, general and administrative expenses decreased to 26% for the three months ended September 30, 2009, as compared to 38% for the three months ended September 30, 2008.  This is a result of an increase in revenues for three months ended September 30, 2009 as compared to September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Cash as of September 30, 2009 amounted to $99,225, as compared with $225,767 as of December 31, 2008, a decrease of $126,542.

Accounts receivable decreased as of September 30, 2009 as compared to December 31, 2008 primarily due to a $234,000 account receivable that has been accumulating for a longer than usual period of time as of December 31, 2008. The longer payment period resulted from our Company being processed by our customer as a vendor in connection with that contract. Many times, payments for new programs or customers take longer to be paid.

Accounts payable increased as of September 30, 2009 as compared to December 31, 2008 primarily due costs related to the performance of one of the Company’s long term design contracts. In this contract we are at a point in which we have to spend significant outlays in order to complete a phase.

We lease a 10,300 square foot operating facility under a lease term that commenced March 1, 2009 and expires February 28, 2011.  Minimum lease payments remaining for this facility total $70,040.

We will continue to finance our operations mainly from the cash provided from operating activities. Management believes that we will execute significant portions of our backlog in the next twelve months, and proceeds from those sales are expected to fund most of our operations.  As of September 30, 2009, we had a backlog of approximately $6,993,504.  In some of these orders, we collect revenues as we progress on the project and in some cases we can collect advances from our customers in order to pay for material and/or labor for those projects. In another contract, for $904,200 the Company has negotiated with the customer to provide an advance of 25% of the total billings in order to alleviate the working capital burden.  Additionally, management is expecting, although there can be no assurance, that additional orders will be received.

We issued three new private capital notes and extended two of the original notes, due to mature in one year, payable between June and August 2010 with principal value of $214,474. We believe that we have sufficient funds to repay these note arrangements upon their maturity. In addition, we believe that if needed we will be able to extend some of those notes. Management is considering raising additional cash by issuing debt and/or equity securities.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4T.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure of material information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to provide reasonable assurance of achieving these objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective.

(b) Changes in Internal Control over Financial Reporting: During the three months ended September 30, 2009, we have began a process of implementing new internal control procedures. Several new procedures, including procedures for relating accounting have already been implemented. Additional procedures, including procedures for cash disbursement, purchasing and entity level control are intended to be implemented at a later date. Although we believe that these new controls and procedures are reasonably expected to improve our internal control over financial reporting we have not yet sufficient reporting cycles to test these new controls, and so we cannot yet attest to their effectiveness.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In June, July and August 2009, the Company entered into promissory note agreements with related parties for the aggregate amount of $125,000. These notes are to be paid in full at various dates by the between June 2010 and August 2010 and bear 15% interest per annum. In addition, these notes were discounted by shares. In total the Company issued an aggregate of 6,479 shares.

In July and August 2009, the Company issued 4,110 shares of common stock in connection with an agreement to extend note arrangements which became effective in July and August 2009.

Item 3.	Default upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

On July 24, 2009, Phoenix International Ventures, Inc. (the “Company”) held its 2009 Annual Meeting of Stockholders in Carson City, Nevada to consider and vote upon two proposals:  (i) to re-elect Zahir Teja and Neev Nissenson as the Company’s directors to serve until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified, and (ii) to ratify the Company’s Board of Director’s selection of Mark Bailey & Company, Ltd. as the Company’s independent auditors for the fiscal year ended December 31, 2009.  During the Annual Meeting, the Company’s stockholders approved both items.

Item 5.	Other Information.

Item 6.	Exhibits

No.	Exhibit
4.1	Form of uncollateralized promissory note (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2009).
4.2	Form of uncollateralized promissory note extension (incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2009)
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Phoenix International Ventures, Inc.
(Registrant)

November 16, 2009	By:	/s/ Zahir Teja
Zahir Teja
President and Chief Executive Officer

November 16, 2009	By:	/s/ Neev Nissenson
Neev Nissenson
Chief Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS

No.	Exhibit
4.1	Form of uncollateralized promissory note (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2009).
4.2	Form of uncollateralized promissory note extension (incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2009)
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.