Form 10-Q/A
period 2009-03-31
Phoenix International Ventures, Inc.
filed 2009-11-25
CIK 1383637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) of Phoenix International Ventures, Inc.  (the “Company”) amends the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, originally filed with the Securities and Exchange Commission on May 14, 2009 (the “Original Report”). This Amendment is being filed solely to amend the certifications of the Company’s Chief Executive Officer and Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 appended as Exhibits 31.1 and 31.2.  Specifically, the Company is re-filing these certifications solely to (i) add certain required language in the introductory paragraph of paragraph 4 and the language of paragraph 4(b) required by Item 601(b)(31) of Regulation S-K; (ii) to remove the title of the individual providing the certification in the first line of the certification, and (iii) to revise the certifications to use the word “report” instead of “quarterly report” in paragraphs 2, 3, and 4.

Other than these changes, the remainder of the document is unchanged from the Original Report.  This Amendment does not reflect events occurring after the filing of the Original Report or modify or update the disclosures therein in any way other than as required to reflect the changes described in this Explanatory Note.

This Amendment has been signed as of a current date, and includes the amended certifications as Exhibits 31.1 and 31.2, which are currently dated.

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

Phoenix International Ventures, Inc.
(Registrant)

November 24, 2009	By:	/s/ Zahir Teja
Zahir Teja
President and Chief Executive Officer

November 24, 2009	By:	/s/ Neev Nissenson
Neev Nissenson
Chief Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS

No.	Exhibit
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.