Form 10-Q/A
period 2009-06-30
Phoenix International Ventures, Inc.
filed 2009-11-25
CIK 1383637

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) of Phoenix International Ventures, Inc.  (the “Company”) amends the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, originally filed with the Securities and Exchange Commission on August 11, 2009 (the “Original Report”). This Amendment is being filed solely to amend the certifications of the Company’s Chief Executive Officer and Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 appended as Exhibits 31.1 and 31.2.  Specifically, the Company is re-filing these certifications solely to (i) add certain required language in the introductory paragraph of paragraph 4 and the language of paragraph 4(b) required by Item 601(b)(31) of Regulation S-K; (ii) to remove the title of the individual providing the certification in the first line of the certification, and (iii) to revise the certifications to use the word “report” instead of “quarterly report” in paragraphs 2, 3, and 4.

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