Form 10-K
period 2009-12-31
Phoenix International Ventures, Inc.
filed 2010-03-31
CIK 1383637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2009, 8,052,040 shares of common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant, as of June 30, 2009, the last business day of the 2nd fiscal quarter, was approximately $2,996,284 based on the close price for the registrant’s common stock as quoted on the Over-the-Counter Bulletin Board on that date. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

As of March 31, 2010, there were 8,137,947 shares of our common stock issued and outstanding.

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

General

Phoenix International Ventures, Inc. was formed to invest and develop business in the fields of aerospace and defense. We, through our wholly owned subsidiary, Phoenix Aerospace, Inc., design, manufacture, upgrade and remanufacture electrical, hydraulic and mechanical support equipment primarily for the United States Air Force and Navy and the United States defense-aerospace industry. Currently our support equipment is used to maintain or operate various aircrafts or aircraft systems, such as the F-22 fighter and F-16 fighter, which are in current production; and the P-3 surveillance plane and various other `legacy' aircraft which are no longer in production.

Some of the support equipment for a number of weapon systems in current production, as well as `legacy' weapon systems are in need of overhaul or are obsolete and need to be replaced. We remanufacture some of the existing support equipment, and also manufacture new support equipment.  Frequently new support equipment is not available, has long delivery lead times, or is very expensive to purchase. Upgrading and remanufacturing of existing support equipment thus becomes an alternative. Our remanufacturing process for existing support equipment is designed to respond to this market.

Our remanufacturing process involves breaking down the support equipment for analysis, replacing or refurbishing broken or defective components, rebuilding the support equipment, and finally testing the support equipment so that it has the same form, fit and function of the original support equipment in accordance with the original manufacturer's specifications.

            We also design and manufacture new ground support equipment.  In this process, we generally bid on a government contract after conducting an internal cost analysis and pricing plan. We then submit a formal proposal based on our estimated budget.  Once the contract has been awarded, we design the requested unit and test a prototype before producing the units.

The Military Market

The U.S. military market which we contract with and seek to contract with includes two branches of the U.S. military-the U.S. Air Force (the “USAF”) and the U.S. Navy-and a number of contractors who have extensive business relationships with branches of the U.S. military.

The U.S. military market is largely dependent upon government budgets, particularly the defense budget. The funding of government programs is subject to Congressional appropriation. While U.S. defense contractors have benefited from an upward trend in overall defense spending in the last few years, the ultimate size of future defense budgets remains uncertain. Current indications are that the total defense budget will remain the same or decrease over the next few years. However, Department of Defense programs in which we participate, or in which we may seek to participate in the future, must compete with other programs for consideration during our nation's budget formulation and appropriation processes. Budget decisions made in this environment may have long-term consequences for our size and structure and that of the defense industry. While we believe that our programs are a high priority for national defense, there remains the possibility that one or more of our programs will be reduced or terminated. Reductions in our existing programs, unless offset by other programs and opportunities, could adversely affect our ability to grow our revenues and profitability. Although multi-year contracts may be authorized in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may be expected to continue for several years. Consequently, programs are often only partially funded and additional funds are committed only as Congress makes further appropriations.

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

Obtaining this certification is burdensome and time-consuming because the vendor has to have a full complement of personnel in different departments who are able to perform tasks per the written procedures; all the while no revenues are generated. Our subsidiary, Phoenix Aerospace Inc. (PAI), received this certification in 2003.  Our certification was renewed effective June 12, 2008 for an additional three year period.

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

We are currently designing and manufacturing for the USAF, two aircraft engine trailers applicable to multi-platform aircrafts, including the F-16, from a $2,450,450 contract awarded to us in September 2008.  Under this contract, we will be designing and producing two new types of aircraft engine trailers and manufacturing nine units in total.  This contract also has an awarded, but not yet exercised, option to purchase an additional 25 trailers, for a price of $2,900,000.

We are also currently designing and remanufacturing certain test boxes for the U.S. Navy, and Air Start Carts units for a major Defense company.

On occasion over the past three years, we have been engaged by a branch of the U.S. military, to perform a feasibility study for various different items of support equipment to address obsolescence issues and recommend solutions to extend service life for the item of support equipment analyzed. Once the recommended solution is approved by the branch of the U.S. military, then we would be requested to manufacture several units of each item as proof of concept. One of the outgrowths of such a study is the potential to be awarded a contract to implement the study's recommendations.

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

The military market is currently dominated by major players such as Lockheed Martin Corporation, Honeywell International Inc, Northrop Grumman Corporation, and DRS, Inc. We do not intend to compete with these large defense contractors, rather we seek to establish approved contractor, licensing, and teaming relationships with defense contractors. Management believes that these contractual relationships, coupled with our designation as a U.S. Navy and U.S. Air Force “Prime Contractor” and a U.S. Navy Designated Repair Depot for certain support equipment, will facilitate our ability to successfully bid on and timely complete contracts with branches of the U.S. military.

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

In the course of our remanufacturing process for a particular product, we must obtain replacement parts for worn out or defective components. In this circumstance, we may seek to purchase the replacement component from the original manufacturer or a distributor. Except as described below, we are not ordinarily a party to any formal written contract regarding the deliveries of supplies and components or their fabrication. We usually purchase such items pursuant to written purchase orders of both individual and blanket variety. Blanket purchase orders usually entail the purchase of a larger amount of items at fixed prices for delivery and payment on specific dates.

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

In cases of defective products, the customer typically returns them to our Carson City, Nevada facility. Our service personnel then replace or repair the defective items and ship them back to the customer. Generally, all servicing is done at our plant, and we charge our customers a fee for those service items that are not covered by warranty. Except for our extended warranties, we currently do not offer our customers any formal written service contracts.

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

Name	Fiscal Period	% of Total Sales
	Twelve Months Ended:
	2009

U.S. Air Force		32
Northrop Grumman		16
APV		11
Astrotek		11
US Navy		11

	2008

U.S. Air Force		34
Northrop Grumman		17
MSI GMBH		27
U.S. Navy		9
Langa		8

The loss of any of these customers could have a material adverse impact on our business.

 Competition

We compete in our market against other concerns, most of which are larger and have greater financial, technical, marketing, distribution and other resources than we do. We compete on the basis of service, performance, reliability, price and deliveries.

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

Management believes that there are a number of barriers to entry into the military market. A would-be entrant would ordinarily, first need to obtain ISO9000 or applicable ISO certification. Then, customers in the U.S. defense industry and U.S. government departments would then certify such entrant's facilities, technical capabilities, and quality assurance program before such entrant can qualify to do business. The startup costs, Management believes, to get certified and to become an approved vendor are substantial. In addition, the would-be entrant must become familiar with and be willing to accept the risks of the U.S. government military procurement system. Management believes that we have the following competitive advantages over would-be entrants into the U.S. military markets. We are a:

•	Lockheed Martin Aeronautics Company Licensee;

•	Lockheed Martin Aeronautics Company approved vendor;

•	Lockheed Martin Simulation, Training and Support approved vendor;

•	Lockheed Martin Air Logistics Center approved vendor;

•	U.S. Navy Prime Contractor;

•	U.S. Navy Designated Depot Repair Center for Certain Support Equipment;

•	U.S. Air Force Prime Contractor;

•	U.S. Army Prime Contractor

•	Honeywell Aerospace GmbH approved vendor;

•	Northrop Grumman approved vendor;
•	Boeing approved vendor
•	ISO 9001/2000 Certified; and

•	Experienced with the U.S. government contracting process.

Backlog

As of December 31, 2009, our backlog was approximately $8,303,245, as compared with a backlog of approximately $5,693,160 as of December 31, 2008. Four customers accounted for approximately 53%, 12%, 8%, and 7% of such backlog as of December 31, 2009. We presently expect to manufacture and deliver a significant portion of the products in our backlog within the next 12 months.

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

Government contracts are often subject to termination, negotiation or modification in the event of changes in the government's requirements or budgetary constraints. A majority of the products we sell for government applications are sold to companies acting as contractors or subcontractors and not directly to government entities. Agreements with such contractors or subcontractors generally are not conditioned upon completion of the contract by the prime contractor. To the extent that such contracts are so conditioned, a failure of completion may have a material adverse effect on our business. Currently, we do not have any contracts so conditioned.

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

Employees

During our fiscal year ended December 31, 2009, we hired five new employees, bringing the total number of full time employees to eleven at December 31, 2009, including two officers, we also had  two part time employees. Nine of these full time employees were engaged in operations and three of the full time employees were engaged in administration, marketing, and business development. The increase in our revenues during 2009 required us to increase our work force.

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

We were organized in 2006, and our principal operating subsidiary, founded in April, 2003, has only a limited operating history upon which an evaluation of our Company and our prospects can be based. Our prospects for financial success must be considered in light of the risks, expenses and difficulties frequently encountered by companies in highly competitive and evolving markets, such as the defense-aerospace industry market.

We have incurred losses and have a working capital deficit and there can be no assurance that such losses will not continue in the future.

For the fiscal year ended December 31, 2009, we had a net loss of $(246,490) and for the fiscal year ended December 31, 2008, we had a net income of $360,774 which was caused by a non recurring reversal of a contingency in the amount $566,164.  As of December 31, 2009, we had a working capital deficit of $1,491,303 and an accumulated  deficit of $3,172,086.  Our capital needs during 2009 have been met by the cash flow from operations, loans and by issuing promissory note arrangements.  However, there can be no assurance that such losses will not continue in the future.

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

Our business is also substantially dependent on a relatively small number of customers and United States Department of Defense programs. In the twelve months ended December 31, 2009, our five largest customers in terms of sales accounted for an aggregate of 81% of our total sales. During 2008, our five largest customers in terms of sales accounted for an aggregate of 95% of total sales. Although we are increasing our customer base, the loss of any of the foregoing businesses as a customer could have a material adverse effect on our results of operations or financial condition.
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

The Company and Mr. Teja have entered into a settlement agreement with Kellstrom Defense Aerospace, Inc. As of December 31, 2009 the balance of the trade credits stands at approximately $384,000. If the Company fails to make the required trade credits deliveries, Kellstrom may seek to collect the total unpaid balance of the final judgment, approximately $1,173,913. The Company does not currently have the financial resources to pay off the total unpaid balance of the final judgment.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our Annual Report on Form 10-K our assessment of the effectiveness of our internal control over financial reporting as of the end of fiscal 2009. Furthermore, we expect that, beginning with our fiscal year ended December 31, 2010, our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we have maintained, in all material respects, effective internal control over financial reporting as of the end of the fiscal year. We expect to incur additional expenses and diversion of management's time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the certification requirements.

We have identified certain deficiencies in our internal control over financial reporting.  See Item 9AT – Controls and Procedures.  During the course of our testing, we may identify other deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls  are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. Although Management believes that the material weaknesses did not have an effect on our financial reports, if we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Members of the Teja family and the Nissenson family make and control corporate decisions that may be disadvantageous to the minority stockholders.

Mr. Zahir Teja, our President, Chief Executive Officer and Director, and Neev Nissenson, our Vice President, Secretary, and Director, directly or through their respective members of their families, own an aggregate of approximately 53% of the outstanding shares of our common stock. Accordingly, they have and will have significant influence in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations and the sale of all or substantially all of our assets, and a change in control. The interests of Mr. Teja and/or Mr. Nissenson may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other stockholders.

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

Because many of our shares are eligible for future sale, the selling of a substantial amount might adversely affect the market price of the shares.

Sales of a substantial number of shares of common stock in the public market could adversely affect the market price of such shares. As of December 31, 2009 we had 8,113,307shares of common stock outstanding, of which the 3,768,750 shares of common stock free trading without restriction pursuant to registration statement that was declared effective in August, 2007. All of the remaining 4,344,557 shares of common stock outstanding are "restricted securities," as that term is defined under Rule 144 promulgated under the Securities Act, and in the future may only be sold pursuant to a registration statement under the Securities Act, in compliance with the exemption provisions of Rule 144 (including, without limitation, certain volume limitations and holding period requirements thereof) or pursuant to another exemption under the Securities Act. Our CEO, Zahir Teja, and his family and affiliates own an aggregate of approximately 2,596,000 shares. Our Vice President, Neev Nissenson, and his affiliates own approximately 1,687,000 shares.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.   PROPERTIES

Effective as of March 1, 2009, we lease a production facility located at 61B Industrial Parkway, Carson City, NV 89706, under a lease that expires on February 28, 2011, at a monthly rent of $4,120. Minimum payments on this lease for the next 12 months will be $49,440.  Our principal executive offices were moved to this location effective as of March 19, 2009.

Management believes that these facilities will meet our operational needs for the near future.

ITEM 3.   LEGAL PROCEEDINGS

The Company knows of no material litigation or proceeding, pending or threatened, to which it is or may become a party.

ITEM 4.   (REMOVED AND RESERVED)

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Over-the-Counter Bulletin Board (the “OTC Bulletin Board”) under the symbol, PIVN.OB. Our shares of common stock began being quoted on the OTC Bulletin Board effective September 21, 2007.

The following table contains information about the range of high and low bid prices for our common stock for each quarterly period of 2009 and 2008.

Fiscal Quarter End	Low Bid	High Bid
31-Mar-09	$0.57	$1.79
30-Jun-09	$0.45	$1.24
30-Sep-09	$0.75	$1.09
31-Dec-09	$1.00	$1.05

31-Mar-08	$0.85	$1.75
30-Jun-08	$1.76	$2.60
30-Sep-08	$1.98	$2.62
31-Dec-08	$1.35	$2.30

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

Holders of Our Common Stock

As of December 31, 2009, we had 68 stockholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information as of December 31, 2009

The Company does not currently have a formal equity compensation plan.

	A	B	C
Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by security holders		$
Equity compensation plans not approved by security holders	1,160,000	--	--
Total	1,160,000	$0.58	(1)
 (1) Options not issued pursuant to a plan with shares available for future issuance.

	Options Outstanding
Range price ($)	Number of Options	Weighted Average Remaining Life	Weighted Average Exercise Price
$0.50	990,000	1.0	$0.50
$1.00	170,000	0.7	1.00

Recent Sales of Unregistered Securities

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

There will be no penalties for early repayment of the notes.

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

On December 31, 2009, Anney Business Corp, a consultant, exercised an option to purchase 56,000 shares in redemption of $28,000 of accrued expenses in accordance with a consulting agreement.

In February and March 2010, the Company entered into a new promissory note agreements with related parties in the aggregate amount of $175,000. These notes are to be paid in full at various dates between February and March of  2012  and bear 11% interest per annum. In addition, these notes were discounted by the issuance of shares of the Company’s common stock equal to 7% of the principal amount of the note per year. In total the Company issued an aggregate of 24,640 shares in connection with this discount.

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

The Company manufactures and remanufactures aircraft ground support equipment. This equipment is needed to operate and maintain military aircraft.   Our customers are United States military and aerospace companies.  Our facilities are located in our Carson City, Nevada headquarters.  The Company is ISO 9001/2000 certified, which is due to  expire on June 11, 2011.

The Company finances production primarily through contract revenues. There are several types of contracts/revenue streams detailed below:

•	Long term manufacturing and design contract – generally, contracts which have expected durations of more than twelve months.

•	Short term manufacturing contracts and orders – generally, orders for a specific unit which require less than twelve months of work to complete.

•	Remanufacturing orders and contracts – generally, orders for a specific unit and requires less than twelve months of work to complete.

•	Parts trading – generally, these orders are for parts that are not manufactured by the Company; and the Company buys and sells these parts with limited added value.

•	Study contracts – generally, these contracts are for general services related to the conducting of feasibility and proof of concept studies on items requested by the customer.

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

COMPARISON OF THE PERIOD ENDED DECEMBER 31, 2009 AND DECEMBER 31, 2008
Financial Information - Percentage of Revenue
Twelve Months ended December 31, 2009

	2009	2008
Sales	100%	100%
Cost of sales	-73%	-61%
Gross profit	27%	39%
Operating expenses:
General and administrative expenses	-31%	-45%
Total operating expenses	-31%	-45%
Other income (expense)	-2%	23%
Net Income (loss)	-7%	17%

Results of  Operations-Fiscal Summary

Revenues Revenues increased 68% to $3,663,429 for the twelve months ended December 31, 2009, compared to $2,180,804 for the twelve months ended December 31, 2008.

Revenue increased in our manufacturing and remanufacturing streams and decreased in the study and parts trading during 2009.

For the twelve months ended December 31, 2009, remanufacturing contracts accounted for 43% of our revenues, manufacturing and design were 32%, parts trading were 12%, and study contracts were 13% of our sales. This compares to manufacturing of 10%, remanufacturing accounting for 34% of our revenues, study contracts for 28% and parts trading accounting for 27% of our total revenues for the twelve months ended December 31, 2008.

There was a notable increase in remanufacturing revenue as a result of increased demand for the remanufactured air start carts, as well as demand for remanufactured mobile air condition units a product we started to produce only in 2009.  These units are typically of high dollar volume. Management believes although there can be no assurance that demand for these items will remain consistent during the year ended December 31, 2010.

In  manufacturing and design , we were in the primary execution of a large manufacturing and design contract in the twelve months ended December 31, 2009 which contributed to our significant increase in revenues. Management believes that this order will be a significant portion of our near future revenues. This order also contains an option for the customer to order additional units, which if exercised will lead to additional revenues.

Parts trading revenue decreased in the year ended December 31, 2009 as compared to the year ended December 31, 2008, as a result of decreased demand. We expect, although there can be no assurance, that this revenue stream might continue to decrease in the twelve months ended December 31, 2010.

Revenue from study orders decreased as we reached the final stages of performance. As we did not receive additional study type orders in the twelve months ended December 31, 2009, management believes that revenue from this stream will decrease in the near future. Management believes, although there can be no assurance, that these study order may spawn additional orders to remanufacture and/or manufacture the equipment types that were studied, increasing manufacturing and remanufacturing revenue in the future.

We tend to have few diverse contracts with typically large customers which make up significant portions of our revenue. The United States Air Force and  Navy represented 43% of the Company’s revenues for the year ended December 31, 2009.  The remaining 57% of sales was to aerospace companies and military contractors. Two customers represented 49% of the Company’s revenues for the year ended December 31, 2009. Management feels that similar trends will continue in the near future.

Cost of Sales Cost of sales consists primarily of sub contractors and raw materials used in the manufacturing and remanufacturing processes, along with labor and allocations of indirect labor and overhead. Cost of sales increased to $2,691,198 for the twelve months ended December 31, 2009, compared to $1,334,162 for the twelve months ended December 31, 2008, representing 73% and 61% of the total revenues for the twelve months ended December 31, 2009 and December 31, 2008, respectively.  These costs rose because we had more contracts, higher revenue volume, and as a result more materials costs and labor costs as streams such as manufacturing, remanufacturing and parts trading require more direct materials cost.  However, since there are significant variations between many of our orders and contracts it is difficult to identify trends in material costs.

There was an increase in costs of sales as a percentage of total sales in the twelve months ended December 31, 2009 as compared to the same period in 2008 primarily due to a couple of atypical high margin sales orders in remanufacturing and manufacturing during 2008.  The orders required less material purchases.  These atypical orders did not reoccur in 2009 and management believes they are unlikely to reoccur in the near future. In addition we had lower gross profit on our manufacturing and design contracts which are 32% of our 2009 revenues. Management believes, although there can be no assurance, that such gross margins in manufacturing and design will remain consistent in the twelve months ended December 31, 2010 as the design and prototype costs associated with the long term contract tend to lower gross profits.

General and Administrative Expenses. General and administrative expenses increased by 17% from $989,030 for the twelve months ended December 31, 2008 to $1,153,355 for the twelve months ended December 31, 2009.  The increase in general and administrative costs is primarily attributable increase of salaries, audit fees, travel, entertainment, and professional fees.  Management believes, although there can be no assurance, that we will see a slow climb in general and administrative expenses as the Company matures.

As a percentage of revenues, general and administrative expenses decreased to 31% of the total revenue for the twelve months ended December 31, 2009, as compared to 45% of the total revenue for the twelve months ended December 31, 2008.  Management further believes, although there can be no assurance, that the general and administrative infrastructure we currently have can support significantly higher revenue volume without significantly increasing general and administrative costs.

Interest Expense. Interest expense increased by 44% to $91,330 for the twelve months ended December 31, 2009, as compared to $62,992 for the twelve months ended December 31, 2008. The increase in interest expense is primarily attributed to having to pay the expenses associated with the promissory note arrangement for the entire year of 2009 in comparison to approximately seven months of similar expenses for similar notes in 2008. The interest rate stayed at 15% APR for the 2008 and 2009 notes, however the incentive discount changed. The 2008 notes received a more significant discount of shares and warrants as incentive whereas the notes entered into in 2009 had only shares as incentive. We expect total interest expenses to increase in the near future.

Taxes on Income We had no tax liabilities for the twelve months ended December 31, 2009 or 2008.

Net Loss  Net loss for the twelve months ended December 31, 2009 amounted to ($246,490)  as compared to a net income of $360,774 for the twelve months ended December 31, 2008. The decrease in income is primarily attributed to a recovery of contingency in the amount of $566,154 the twelve months ended December 31, 2008 which did not recur in 2009.

Summary of Liquidity

Although we experienced improved financial results in 2009 and plan to finance most of our operations through revenues, we are still burdened by a significant working capital deficit. We did find it necessary to extend or issue new debt through promissory notes to replace previous note arrangements.  Management believes, although there can be no assurance, that the Company is nearing the point of breaking even. However, the significant liabilities accrued in this year and in past years will continue to burden the Company’s cash flow.

We have diverse customer payment arrangements in some of our contracts. Some payments are contingent upon delivery and have a net 30 payment schedule while some customers make advances or allow milestone billing which allows financing of the production process; this is typical in all of our revenue streams.  Still, there are large outlays for materials and engineering that on occasion have caused delays in payments to vendors.

Cash Flows (Operating, Investing, and Financing)

Cash as of December 31, 2009, amounted to $148,478 as compared with $225,767 as of December 31, 2008, a decrease of $77,289.

Cash used in operating activities decreased to $42,455 from $67,842 for the twelve months ended December 31, 2009.. The change in the cost in excess of billings decreased cash flow when we incurred costs on a long term contract. Inventory and work in process increased significantly and decreased cash as delivery of certain products was deferred to 2010. To summarize, we had unbilled long term contracts and inventory costs that caused us to accumulate account payables.

As our products tend to be large, changes in the cash flow items year over year are subject to great fluctuations which might not be attributed to a trend but rather to specific circumstances of a delivery and cutoff date.

Net cash decreased from investing activities by $45,902 due to the purchase of a new vehicle, and  software.

Net cash provided by financing activities for the twelve months ended December 31, 2009 was $11,068. This is primarily due to the payoff of previous promissory note arrangements to private investors and the issuance of new or extended promissory notes.  These notes also contained stock incentives and stock warrants.

Capital Expenditures and Other Obligations

Management believes that there is no need for material capital investments in order to execute the current backlog. Our capital investments are primarily for the purchase of equipment for the services and products that we provide or intend to provide. This equipment includes vehicles, shop tools, and shop machinery. Although this may change, we currently do not expect to make material capital investments in the next twelve months.

On January 29, 2009, we entered into an agreement to lease a new production facility starting from March 1, 2009 until February 28, 2011 at a monthly rent of $4,120. Minimum payments on this lease for the next 12 months will be $49,440.

Sources of Liquidity

We shall continue to finance most of our operations through monetizing our current backlog, supplemented by financing activities through the issuances of debt and / or equity instruments as necessary.

We are able to obtain cash from orders in the form of progress billings and cash advances from some of our customers. For these types of orders, many times there is little need for us to finance materials and labor.  One of the manufacturing orders is for the design and manufacturing of new aircraft engine trailers for the approximate amount of $1,110,549. We collected a significant amount of these revenues on a monthly basis or progress toward milestones. However, significant portions of payments are reserved for reaching specific mile stones and resulted in significant costs in excess of billings. We also typically negotiate with customers to receive cash advances in order to facilitate the processing of their orders.

As of December 31, 2009, we had backlog orders of approximately $8,303,245 as compared to a backlog of $5,693,160 for December 31, 2008. Management believes that a significant portion of our revenue will be delivered in the the twelve months ended December 31, 2010. Additionally, management is expecting, although there can be no assurance, that additional orders will come in. Of our 2009 backlog, $4,800,000 is a Department of  Defense program designated to Phoenix Aerospace projects. In this program we will supply the Department of Defense various remanufactured and newly manufactured ground support equipment. We expect, although there can be no assurance, to see significant revenue from this program in 2010.

Debt and Capital

We may consider raising additional capital through private and/or public placements to fund possible acquisitions and other business development activities and for working capital.

We have issued promissory note arrangements in the amount of $214,474 maturing in 2010. Management believes, although there can be no assurance, that we will be able to repay or extend the notes or enter into new note arrangements at terms that are favorable to the Company.

In February and March 2010, the Company entered into a new long term promissory note agreements with related parties in the aggregate amount of $175,000. These notes are to be paid in full at various dates between February and March of  2012  and bear 11% interest per annum. In addition, these notes were discounted by the issuance of shares of the Company’s common stock equal to 14% of the principal amount of the note. In total the Company issued an aggregate of 24,640 shares in connection with this discount.

Recent Issued Accounting Pronouncements

Please refer to note 1 of the financial statement.

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

Revenue Recognition

Certain of the Company’s revenue stream require the use of management judgment and estimation.  A description of those revenue streams is as follows:• Long term manufacturing and design contract – generally, contracts which have expected durations of more than twelve months are accounted for using the percentage of completion method. The Company estimates its cost to complete the contract and recognizes its revenues based on the total cost incurred at the period as percentage of the total expected cost of the contract. The Company from time to time reviews its assumptions relating to the contract estimates.

• Long term manufacturing and design contract – generally, contracts which have expected durations of more than twelve months are accounted for using the percentage of completion method. The Company estimates its cost to complete the contract and recognizes its revenues based on the total cost incurred at the period as percentage of the total expected cost of the contract. The Company from time to time reviews its assumptions relating to the contract estimates

• Short term manufacturing contracts and orders – generally, orders for a specific unit which require less than twelve months of work to complete. The Company recognizes revenue on these types of contract based on the completed contract method when delivery has occurred.

• Remanufacturing orders and contract  – generally, orders for a specific unit and requires less than twelve months of work to complete. The Company recognizes revenue on these types of contract based on the completed contract method when delivery has occurred.

• Study contracts – generally, these contracts are for general services related to the conducting of feasibility and proof of concept studies on items requested by the customer. The Company recognizes revenue on these types of contract  as a service and product transaction based on performance of milestones.

Income Taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Our provision for income taxes is based on current statutory income tax rates. Significant judgment is required in determining income tax provisions as well as deferred tax asset and liability balances, including the estimation of valuation allowances and the evaluation of tax positions. Stock based compensation can create temporary differences between book and tax expenses. Accrued expenses to related parties which are not deductible until paid are also a source for temporary differences between book and tax value.  In addition the company makes an assessment whether it is expected to realize tax benefits for the use of the carry forward losses in the near future. This assessment is partially based on historical data as well as future expectations.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Phoenix International Ventures, Inc.

We have audited the accompanying consolidated balance sheets of Phoenix International Ventures, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity,  and cash flows for the years ended December 31, 2009 and 2008. Phoenix International Ventures, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Phoenix International Ventures, Inc. as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s:/ Mark Bailey & Company, Ltd.
Reno, Nevada

March 31, 2010

Phoenix International Ventures, Inc.
Condensed Consolidated Balance Sheet as of

	December 31, 2009	December 31, 2008
Assets
Current Assets

Cash	$148,478	$225,767
Accounts receivable, net	61,329	367,074
Cost in excess of billings	277,519	-
Inventory	437,595	186,516
Prepaid and other current assets	7,306	17,650

Total current assets	932,227	797,007

Property and equipment, net	73,514	47,943

Other assets	118,200	-

Total assets	$1,123,941	$844,950

Liabilities and Stockholders' (Deficit)

Current liabilities
Line of credit	$13,087	$48,340
Accounts payable	599,167	379,693
Other accrued expenses	146,979	236,060
Customer deposits	450,835	447,202
Notes payable, current potion net of discounts	253,721	212,751
Legal settlement	384,000	384,000
Due related party	536,280	232,304
Officer loans	39,461	39,461

Total current liabilities	2,423,530	1,979,811

Long term liabilities
Notes payable, net of discounts	67,849	24,811
Officer advances	369,375	369,375

Total liabilities	2,860,754	2,373,997

Commitments and Contingencies

Stockholders' (deficit)
Preferred stock - $0.001 par value; 1,000,000 shares authorized; zero shares issued and outstanding at December 31, 2009 and December 31, 2008	-	-

Common stock - $0.001 par value; 50,000,000 shares authorized; 8,113,307 and 8,046,718 shares issued and outstanding at December 31, 2009 and December 31, 2008.	8,113	8,046

Additional paid in capital	1,427,160	1,388,503
Accumulated deficit	(3,172,086)	(2,925,596)

Total stockholders’ deficit	(1,736,813)	(1,529,047)

Total liabilities and stockholders' (deficit)	$1,123,941	$844,950
The accompanying notes are an integral part of the financial statements

Phoenix International Ventures, Inc.
Condensed Consolidated Income Statement
For The Twelve Months Ended

	December 31,	December 31,
	2009	2008

Sales	$3,663,429	$2,180,804

Cost of sales	2,691,198	1,334,162

Gross margin	972,231	846,642

Operating expenses
General and Administrative	1,153,335	989,030

Total operating expenses	1,153,335	989,030

Loss from operations	(181,104)	(142,388)

Other Income	25,944	566,154
Interest expense	(91,330)	(62,992)

Net income (loss) before taxes	(246,490)	360,774

Income taxes	-	-

Net income (loss)	$(246,490)	$360,774

Net income (loss) per common share:
Basic	$(0.03)	$0.05
Diluted	$(0.03)	$0.04

Weighted average shares outstanding:
Basic	8,051,742	7,823,549
Diluted	8,051,742	9,809,149

The accompanying notes are an integral part of the financial statements

Phoenix International Ventures, Inc
Consolidated Statements of Stockholders' Deficit
For the years December 31, 2009 and 2008

			Additional Paid In	Subscription
	Shares	Amount	Capital	Receivable	(Deficit)	Total

Balance - December 31, 2007	7,746,143	$7,746	$1,145,397	$(63,020)	$(3,286,370)	$(2,196,247)

Payment of $50,000 towards subscription receivable at January 4, 2008				50,000		50,000

Payment of $13,020 towards subscription receivable at January 18, 2008				13,020		13,020

Issuance of 3,750 shares and warrants to purchase 15,000 shares at $2.47 for two years as part of a note agreement at June 22, 2008	3,750	4	30,409			30,413

Issuance of 1,200 shares and warrants to purchase 4,800 shares at $2.58 per share as part of a note agreement at July 2, 2008	1,200	1	10,055			10,056

Issuance of 2,500 shares and warrants to purchase 10,000 at $2.60 as part of a note agreement at July 21, 2008	2,500	3	21,098			21,101

Issuance of 1,050 shares and warrants to purchase 4,150 at $2.40 as part of a note agreement at July 24, 2008	1,050	1	8,122			8,123

Issuance of 1,875 shares as part of a note agreement at August 8, 2008	1,875	1	4,648			4,649

Issuance of 3,200 shares as part of a note agreement at August 18, 2008	3,200	3	8,061			8,064

Exercise of warrants to purchase 1,900 shares at $1.00 per share at September 29, 2008	1,900	2	1,898			1,900

Exercise of options to purchase 274,000 shares at $0.50 per share at September 30, 2008	274,000	274	136,726			137,000

Exercise of warrants to purchase 2,100 shares at $1.00 per share at October 27, 2008	2,100	2	2,098			2,100

Issuance of 9,000 shares at $2.22 for debt reduction in October 27, 2008	9,000	9	19,991			20,000

Net Income					360,774	360,774

Balance December 31, 2008	8,046,718	$8,046	$1,388,503	$-	$(2,925,596)	$(1,529,047)

Issuance of 2,381 shares as part of a note agreement at June 30, 2009	2,381	3	2,498			2,501

Issuance of 2,941 shares as part of a note agreement at June 30, 2009	2,941	3	2,497			2,500

Issuance of 2,294 shares as part of a note agreement at July 21, 2009	2,294	2	2,498			2,500

Issuance of 1,157 shares as part of a note agreement at August 29, 2009	1,157	1	1,249			1,250

Issuance of 1,816 shares as part of a note agreement at August 29, 2009	1,816	2	1,971			1,973

Exercise of Options to purchase 56,000 shares at $0.50 per share at December 30, 2009	56,000	56	27,944			28,000

Net (Loss)					(246,490)	(246,490)

Balance - December 31, 2009	8,113,307	8,113	$1,427,160		$(3,172,086)	$(1,736,813)

The accompanying notes are an integral part of the financial statements

Phoenix International Ventures, Inc.
Consolidated Statements of Cash Flows
For the Twelve Months Ended

	December 31, 2009	December 31, 2008
Cash flows from operating activities
Net income (loss)	$(246,490)	$360,774
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	20,331	13,638
Amortization of debt discount	45,430	43,397
Recovery of contingent liability	-	(566,154)
Accrued interest	2,981	-
Change in accounts receivable	308,782	(248,098)
Accounts receivables service fees	(3,037)	(32,047)
Cost in excess of billings	(277,519)	-
Change in inventory	(365,079)	(22,268)
Changes in prepaid expenses	10,344	(13,120)
Change in other assets	(4,200)	-
Change in customer deposits	3,633	140,096
Change in accounts payable	219,474	264,511
Change in accrued expenses	(89,081)	-
Change in related party payable	331,976	(8,571)

Net cash used in operating activities	(42,455)	(67,842)

Cash flows from investing activities
Purchase of property and equipment	(45,902)	-

Net cash used in investing activities	(45,902)	-

Cash flows from financing activities
Proceeds from subscription receivable	-	63,020
Proceeds from notes payable	195,777	236,536
Repayments on notes payable	(149,456)	(84,451)
Repayments related party notes	-	(9,149)
Issuance of common stock	-	3,999
Proceeds from (payments on) line of credit	(35,253)	13,340

Net cash provided by (used in) financing activities	11,068	223,295

Decrease in cash	(77,289)	155,453

Cash, beginning of year	225,767	70,314

Cash, end of period	$148,478	$225,767

Cash paid for
Interest	$42,920	$8,098
Income taxes	-	-

Non cash investing and financing activities:
Issuance of 10,589 shares of common stock with promissory notes	10,724	-
Issuance of 3,750 shares of common stock with promissory notes as debt discount	-	9,263
Issuance of 15,000 warrants with promissory notes as debt discount	-	21,150
Issuance of 274,000 shares of common stock in redemption of accrued expenses	-	137,000
Issuance of 274,000 shares of common stock in redemption of accrued expenses
Issuance of 9,000 share of common stock in redemption of accrued expenses		20,000
Issuance of 13,575 shares of common stock with promissory notes		34,093
Issuance of 33,950 warrants with promissory notes		44,313
Issuance of 56,000 shares of common stock in redemption of accrued expenses	28,000

The accompanying notes are an integral part of the financial statements

Phoenix International Ventures, Inc.
Notes to Consolidated Financial Statements
December 31, 2009

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

Accounts Receivable

Accounts receivable include amounts billed and billable to customers.  Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts if applicable. Historically, the Company has been successful at collecting amounts billed.

During 2008, the Company sold a portion of its receivables to an intermediary to provide shortened collection periods. The intermediary charged a fee of approximately ten percent of the total receivables purchased.  For the year ended December 31, 2008, the Company sold $325,621 of the then outstanding receivables.  The Company paid the intermediary $32,047 during the year ended December 31, 2008, that is included in general and administrative expenses.  During 2009 the company did not sell any of its receivables; however an additional cost of $3,037 associated with the 2008 costs was recorded in the year ended 2009. The Company does not have any future obligation to repurchase the receivables sold to the intermediary.

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

As of December 31, 2009 and 2008, management believes that all accounts receivable are collectible, and thus the amount of the allowance for doubtful accounts was zero. There was no bad debt expense for the years ended December 31, 2009 or 2008.

Inventory

Inventory is stated at the lower of cost or market, based on the specific identification method of inventory valuation. The Company periodically reviews inventory for obsolescence based on an assessment as to continued use of such equipment by the Company’s customers and potential customers.
Inventory consists of accumulated contract costs for items not yet delivered to the customer.  These costs include purchases of direct materials, direct labor, and allocations of indirect production costs.   Inventory also includes items purchased that are held for resale.

Property, Plant and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Acquisitions of property and equipment in excess of $500 are capitalized. Depreciation is calculated using the straight-line method over estimated useful lives. Maintenance, repairs and renewals that do not materially prolong the useful life of an asset are expensed when incurred.

The estimated useful lives are as follows:

Equipment	5-7 years
Furniture and fixtures	7 years
Computer software	3-5 years
Auto	5 years

Income Taxes

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

Concentrations

The Company generates significant amounts of its revenue from a small number of customers.  The United States Government, specifically the Air Force and Navy, represented 43% of the Company’s revenues for the year ended December 31, 2009.  The remaining 57% of sales was to aerospace companies and military contractors. Two customers represented 49% of the Company’s revenues for the year ended December 31, 2008.

US Navy and Air Force represented 43% of the Company’s revenues for the year ended December 31, 2008.  The remaining 57% of sales was to aerospace companies and military contractors.

Financial Instruments

Financial instruments, including cash equivalents, marketable securities, accounts receivable and accounts payable are carried in the consolidated financial statements at amounts that approximate fair value at December 31, 2009 and 2008. Fair values are based on market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

  Generally accepted accounting principles prescribe methods for measuring fair value, establish a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements.

The valuation techniques utilized are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect internal market assumptions. These two types of inputs create the following fair value hierarchy:

Level 1 – Quoted prices for identical instruments in active markets.

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 – Significant inputs to the valuation model are unobservable.

Stock Based Compensation.

The Company records the cost of employee and non-employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments is estimated using a Black-Scholes option-pricing model. The company did not issue any stock based compensation during the periods presented.  Prior awards were fully vested on the date of grant with the corresponding expense recognized in previous periods,

Revenue Recognition

The Company accounts for its different revenue streams according to the following methods:

• Long term manufacturing and design contract – generally, contracts which have expected durations of more than twelve months are accounted for using the percentage of completion method. The Company estimates its cost to complete the contract and recognizes its revenues based on the total cost incurred at the period as percentage of the total expected cost of the contract. The Company from time to time reviews its assumptions relating to the contract estimates.

• Short term manufacturing contracts and orders – generally, orders for a specific unit which require less than twelve months of work to complete. The Company recognizes revenue on these types of contracts based on the completed contract method when delivery has occurred.

• Remanufacturing orders and contract - – generally, orders for a specific unit and requires less than twelve months of work to complete. The Company recognizes revenue on these types of contracts based on the completed contract method when delivery has occurred.

• Parts trading – generally, these orders are for parts that are not manufactured by the Company; and the Company buys and sells these parts with relatively small added value. The Company recognizes revenue on these types of contracts when delivery has occurred.

• Study contracts – generally, these contracts are for general services related to the conducting of feasibility and proof of concept studies on items requested by the customer. The Company recognizes revenue on these types of contract  as a service and product transaction based on performance of milestones.

Cost of sales includes purchase of direct materials, freight, receiving, inspection, manufacturing labor and engineering, certain insurances, production supplies and allocated depreciation which to date has not been material.

Earnings (loss) per Common Share

The Company calculates its basic earnings (loss) per share based on the weighted-average effect of all common shares issued and outstanding.  Net earnings (loss) is divided by the weighted average common shares outstanding during the period to arrive at the basic earnings (loss) per share. Diluted earnings  per share is calculated by dividing net earnings  by the sum of the weighted average number of common shares used in the basic earnings  per share calculation and the weighted average number of common shares that would be issued assuming exercise or conversion of all potentially dilutive securities, excluding those securities that would be anti-dilutive to the earnings  per share calculation. Both basic earnings (loss) and diluted earnings  per share amounts are calculated for all periods presented.

Recent Issued Accounting Pronouncements

In October 2009, an update was made to “Revenue Recognition – Multiple Deliverable Revenue Arrangements.” This update removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the “Fair Value Measurements and Disclosures” guidance, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update is effective for the company beginning January 1, 2011 and can be applied prospectively or retrospectively. Adoption is not expected to materially impact the company’s consolidated financial position, results of operations or cash flows directly when it becomes effective, as the company will not elect retrospective adoption. However, this update may impact how the company reflects multiple-element arrangements entered into subsequent to January 1, 2011.  .

Note 2 - Financial Condition, Liquidity, and Going Concern

At December 31, 2009, the Company assessed its ability to continue as a going concern. The Company has a working capital deficit of $1,491,303 and accumulated deficit of $3,172,086, along with a net loss for the twelve months ended December 31, 2009 of $246,490.  Various other factors support the Company’s viability as a going concern including  the procurement of new contracts and sales orders.  The Company has developed a plan to address its financial situation and believes it can finance most of its operations through monetizing its current backlog. The plan is based on the Company’s current financial assets, backlog and expectations regarding revenues and operating costs.

The  Company may need to depend on additional capital raising efforts, in addition to obtaining and maintaining favorable contracts, and the ability to achieve future operating efficiencies anticipated with increased production levels. There can be no assurance that the Company’s future efforts and anticipated operating improvements will be successful. However, management believes that the company is viable for the next twelve months.

Note 3 - Geographical Segments

Product revenues are attributed to regions based on the location of the customer. The following table summarizes the Company’s geographical customer concentration of total product revenue.

Region:	2009	2008
United States	92%	65%
Europe	8%	35%

Total:	100%	100%

Note 4 - Inventory

Inventory consists of used equipment that can be remanufactured for re-sale and parts used in fulfilling current customer orders. Non-current inventory consists of parts with limited current demand that are of limited supply. Management periodically reviews these parts for impairment as potential future application diminishes.

 At December 31, 2009 and 2008 inventory consists of the following:

	2009	2008
Raw materials	$136,589	$114,000
Work in process	415,006	72,516
Total	$551,595	$186,516
Non-current(classified as other asset)	114,000	-
Inventory, current	$437,595	$186,516

Note 5 – Long-Term Contracts

The Company recognizes revenues and reports profits from long-term contracts under the percentage of completion method of accounting. The percentage of completion method involves cost estimates to compute the contract profit which are subject to review and revision.

 Cost and estimated earnings on these  contracts for the years ended December 31, 2009 and 2008 were as follows:

	2009	2008
Costs incurred to date	$1,120,484	$171,810
Estimated contract profit	258,577	51,254
Less: billings to date	(1,101,542)	(234,274)
. Costs in excess of billings and recognized profit	$277,519	$(11,210)

Note 6 - Property and Equipment

At December 31, 2009 and 2008 property and equipment consisted of the following:

	2009	2008
Equipment	$10,075	$5,200
Office equipment	14,205	14,205
Auto	83,337	45,355
Trailer	2,500	2,500
Software system	22,426	19,381
	132,543	86,641
Less accumulated depreciation	(59,029)	(38,698)
Total	$73,514	$47,943

Depreciation for the years ended December 31, 2009 and 2008 was $20,331 and $13,638, respectively.

Note 7 - Notes Payable

The Company has a revolving line of credit from a foreign financial institution totaling $13,087.  The line of credit bears a monthly interest ranging from 10%-13% based upon the amount extended, at December 31, 2009 the line of credit was fully extended and the interest was at 13%. This item has been classified as a line of credit.

The Company has a revolving line of credit from a financial institution totaling $35,000.   In October 2009, the line of credit converted to an installment note payable of equal installments $883 per month which includes interest ( 9.75% annual percentage rate) and principal payments until September 30, 2013. As of December 31, 2009 the Company owed $33,186 on this note payable. .

 In July and August 2009, two investors extended their promissory note arrangements that were entered into in the previous year in the aggregate principal amount of $89,474 for an additional one year bearing 15% interest per annum. These notes will now mature in the fiscal quarter ending September 30, 2010. These notes were discounted by the issuance of shares of the Company’s common stock equal to 5% of the principal amount of the notes for a total value of $4,473. In total the Company issued an aggregate of 4,110 shares in connection with this discount. The discount is amortized throughout the life of the note and is included in the interest expenses line item in the statement of income.

In June and August 2009, the Company entered into three new promissory note agreements with related parties in the aggregate amount of $125,000. These notes are to be paid in full at various dates between June 18, 2010 and August 23, 2010 and bear 15% interest per annum. In addition, these notes were discounted by the issuance of shares of the Company’s common stock equal to 5% of the principal amount of the note for a total value of $6,250. In total the Company issued an aggregate of 6,479 shares in connection with this discount. The discount is amortized throughout the life of the note and is included in the interest expenses line item in the statement of income.

At December 31, 2009 and 2008 notes payable consist of the following:

	2009	2008
Unsecured note payable to a financial institution in a foreign country; 12.4% per annum	$7,387	$1,736
Secured note payable to a financial institution; monthly payments of $756 until 2012; collateralized by an automobile	25,702	34,638
Unsecured promissory note agreements, less unamortized discount $5,915 of in 2009; effective interest rates are approximately 15%	210,636	188,568
Unsecured note payable to an individual; interest at 7%	12,644	12,620
Secured note payable to a financial institution; monthly payments of $671 until October 2014; interest at 7.99%;collateralized by an automobile	32,015	-
Unsecured note payable to a financial institution; 9.75% per annum; monthly payments of $883 until October 2013	33,186	-
	$321,570	$237,562

Following are maturities of long-term debt for each of the next five years:
2010	253,721
2011	23,100
2012	23,100
2013	15,999
2014	5,649
Total principal payments	$321,570
Less current portion of notes	253,721
Non-current portion of notes	$67,849

Note 8 - Related Party Transactions

As of December 31, 2009,  the Company owed a total of $536,280 to related parties, including $62,311 due to a consultant, $169,865 due in respect to deferred payment of salaries to certain of the Company’s current and former officers, 57,126 of accrued vacation to officers and $1,978 due to another related party for various out of pocket expenses. These related parties and officers have agreed not to demand payment until the Company’s financial resources and cash reserves are sufficient enough to permit payment.

During 2009, the Company purchased inventory  from a related party totaling  $745,000.  At December 31, 2009, the Company owed that related party $245,000. This amount is recorded in related parties on the balance sheet.

The Company’s former CFO’s employment contract expired in April 2009.  The Company solicited his consulting services through  December 31 2009 for $2,000 per month. For the twelve months ended December 31, 2009, the Company  paid $17,500 of salaries, $16,000 in consulting fees, and $24,000 as a reduction of his previously deferred salary.

On April 26, 2007, the Company entered into a consulting agreement with a related party to assist the Company with its business development.  At December 31, 2009 the Company owes $62,311 to the related party. Consulting fees under the agreement require a minimum annual payment of $120,000.  At December 31, 2009, the Consultant exercised an option to purchase 56,000 shares of the Company’s common stock resulting in a $28,000  reduction of previously accrued fees.

Additionally, as of December 31, 2009, the Company owed an officer for his advances the total balance of $408,836 of which $39,461 is current. These advances are non-interest bearing and the officer has agreed not to demand payment of the long term portion during 2010.

Note 9- Share Capital

Between June and August 2009 we issued 10,589 shares of common stock related to the issuance of debt instruments resulting in the recognition of debt discounts totaling $10,724.

In December 2009, a related party consultant exercised options for 56,000 shares at $0.50 per shares in redemption of $28,000 of previously accrued fees.
Note 10 Stock Based Compensation and Warrants

The Company does not have a formally approved stock based compensation plan.  The Company’s Board periodically compensates officers, employees, and certain service providers with stock options.  These option issuances are not required to be approved by shareholders.  The Company did not issue any stock options during the twelve months ended December 31, 2009 and the twelve months ended December 31, 2008..

The grant date fair value of stock options is estimated  using a Black- Scholes model.  The exercise price of option grants approximates the closing price of the Company’s common stock on the date of the grant.

Since the Company did not have a trading history equal to the expected term of option grants, the estimated volatility was based on the volatility of several companies which are from similar industry and share certain characteristics.

The Company estimated the expected term of option awards using the simplified method for “plain vanilla” issuances to employees while the expected term for non-employees approximates the contractual term.  The expected term under the simplified method is the average of the contractual term and vesting period. .

All outstanding options are fully vested with the resulting compensation expense recognized in previous periods.  As of December 31, 2009 there was no unrecognized compensation expense related to unvested options.
The following table illustrates the option activity as of December 31, 2009:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2007	–	–
Granted	1,490,000	$0.5
Exercised	(274,000)	0.5
Forfeited/Expired	–	–

Outstanding at December 31, 2008	1,216,000	0.55

Granted	–	–
Exercised	(56,000)	0.5
Forfeited/Expired	–	–

Outstanding at December 31, 2009	1,160,000	0.57

The following table summarizes information about options outstanding and exercisable at December 31, 2009

	Options Outstanding
Range price ($)	Number of Options	Weighted Average Remaining Life	Weighted Average Exercise Price
$0.50	990,000	1.0 years	$0.50
$1.00	170,000	0.7 years	$1.00

The intrinsic value of the outstanding options was $529,800 as of December 31, 2009.

Warrants

From time to time the Company issues warrants in connection with private placements of debt and equity.
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

The following table illustrates the warrant activity as of December 31, 2009:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2007	325,072	1.0
Granted	33,950	2.5
Exercised	(4,000)	1.0
Forfeited/Expired		–

Outstanding at December 31, 2008	355,022	1.2

Granted		3
Exercised		1
Forfeited/Expired	321,072	–

Outstanding at December 31, 2009	33,950	2.5

The following table summarizes information about warrants outstanding and exercisable at December 31, 2009

Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price

2.47	15,000	.50 years	2.47
2.58	4,800	.50 years	2.58
2.60	10,000	.58 years	2.60
2.40	4,150	.58 years	2.40

Note 11- Income Taxes

Significant components of the Company’s net deferred tax asset as of December 31, 2009 and 2008 were as follows:

	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$847,000	$742,000
Uniform capitalization	26,000	8,000
Accrued vacation pay	24,000	19,000
Non qualified stock options	95,000	102,000
Subpart F losses	3,000	4,000
Related party accrued expenses	209,000	220,000
Property plant & equipment	(7,000)	(7,000)
Net deferred tax asset (liability)	1,197,000	1,088,000
Less: Current Portion	(50,000)	(27,000)
Non-current Portion	1,147,000	1,061,000
Less valuation allowance	(1,197,000)	(1,088,000)
Deferred tax asset after valuation allowance	$-	$-

 As of December 31, 2009 and 2008, the Company had federal net operating loss carry forwards of approximately $2.4 million and $2.1 million, respectively. These operating losses will be available to reduce future taxable income and begin to expire in 2023. In addition, the Company also has temporary timing differences between its book income and tax income that will generate future tax benefits. The Company evaluated whether it is expected to realize tax benefits for the use of the carry forward items in the near future, based on historical data as well other information the company believes that a 100% valuation analysis is appropriate. Following is a reconciliation of income tax at the statutory rate to the Company’s effective rate:

	2009		2008
Computed at the expected statutory rate	35.00%		35.00%
Meals & Entertainment	(1.99)		1.11
Stock Options	1.37		(38.12)
Fines & Penalties	(0.97)		0.90
Total permanent differences	33.41		(1.11)
Depreciation	0.13		(0.59)
Accrued Vacation	(2.36)		2.58
Accrued Officer's salaries	2.65		5.77
Stock Options	2.84		(9.43)
Contingency	0.00		(50.51)
Foreign Losses	0.32		4.50
Section 263A Adjustment	(7.88)		0.44
Total temporary differences	(4.30	) %	(47.24)
Total tax before valuation allowance	29.11		(48.35)
Valuation allowance/NOL carryforward	(29.11)		48.35
Income tax expense – effective rate	0.00%		0.00%

The Company has considered its previously taken tax positions for uncertainty  and believes that all positions taken in tax filings will more likely than not to be sustained on examination by tax authorities. As of December 31, 2009 and 2008, the Company did not have any  interest and penalties accrued for uncertain tax positions The Company is open to audit for 2006, 2007 and 2008.

Note 12 – Commitments and Contingencies

The Company leases a 10,300 square foot operating facility under a lease term which commenced on March 1, 2009 and expires on February 28, 2011.  Minimum lease payments remaining for the facility total  $57,680.  Lease expense through December 31, 2009 for this facility was $41,200.

As of May 26, 2006, the Company entered into a settlement agreement with Kellstrom totaling $1,173,913 plus interest.  In the settlement, the contingent amount of $566,154 became payable only in the event the Company was awarded an Air Start Cart development contract prior to May 26, 2008 in the minimum amount of $10,000,000.  The contingent payment was directly tied to the contract award, not the satisfaction of the trade credits. At May 26, 2008, the contract was not received and all other terms of the settlement, with the exception of the remaining trade credits outstanding and included in the Company’s current liabilities, were satisfied.  Correspondingly, the contingency expired without being met; therefore, the Company recovered the previously recognized contingent liability in the amount of $566,154. In accordance with the Settlement Agreement, the Company agreed to provide Kellstrom a total of $500,000 towards the purchase of any materials, repairs, maintenance, or overhaul services.   The credit is due upon receipt of any order from Kellstrom, and the Settlement Agreement does not provide a specific termination date in lieu of full satisfaction.  While there is not a specific requirement to pay Kellstrom cash in lieu of the trade credits, Kellstrom has reserved the right to pursue any remaining settlement amounts in the event the Company fails to honor the remaining trade credit obligation.

Note 13 –Quarterly Financial Information

During the preparation of the financial statements for the twelve months ended December 31, 2009, the Company discovered  certain errors related to  revenue recognized in the  three months ended March 31, 2009 that should have been deferred to the three months ended June 30, 2009.

The Company discovered that revenue totaling $420,000 recognized during the three months ended March 31, 2009 should not have been recognized until the subsequent quarterly period due to the products not being shipped until early April 2009.  The impacts of the correction of the error in the interim financial information as reported on Forms 10-Q for the three months ended March 31, 2009 and June 30, 2009 are reflected in the following table:

Three months ended March 31, 2009

	As Reported	Change	As Restated
Sales	$931,842	(420,000)	511,842
Cost of sales	661,067	(297,859)	363,208
Gross margin	270,775	(122,141)	148,634
Loss from operations	(38,825)	(122,141)	(160,966)
Net loss	(59,977)	(122,141)	(182,118)
Net (loss) per common share:
Basic and diluted	(0.01)	(0.02)	(0.03)
Three months ended June 30, 2009

	As Reported	Change	As Restated
Sales	$646,533	420,000	1,066,533
Cost of sales	437,800	297,859	735,659
Gross margin	208,733	122,141	330,874
Loss from operations	(113,744)	122,141	8,397
Net loss	(151,198)	122,141	(29,057)
Net loss per common share:
Basic and diluted	(0.02)	0.02	(0.00)

The correction in the interim revenue recognition did not have any impact on the revenue as reported for the six months ended June 30, 2009 or any future periods included in the fiscal year ended December 31, 2009.  Forms 10-Q for periods ended March 31, 2010 and June 30, 2010 will reflect the comparative correction of the error along with appropriate disclosure in accordance with US GAAP.

Note 14 - Subsequent Events

Subsequent events were evaluated through March 31, 2010.

In February and March 2010, the Company entered into a new promissory note agreements with related parties in the aggregate amount of $175,000. These notes are to be paid in full at various dates between February and March of  2012  and bear 11% interest per annum. In addition, these notes were discounted by the issuance of shares of the Company’s common stock equal to 7% of the principal amount of the note per year. In total the Company issued an aggregate of 24,640 shares in connection with this discount for a total value of $24,500.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9AT.   CONTROLS AND PROCEDURES

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

As of December 31, 2009, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of the end of the period covered by this report, such internal controls over financial reporting were not effective.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: ineffective controls over period end financial disclosure and reporting processes including not having a functioning audit committee consisting of independent Board members as well as lack of expertise with respect to the application of US GAAP and SEC rules and regulations.

Management believes that the material weaknesses set forth above did not have an effect on our financial results.

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

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We plan to update some of our current procedures to better address period end financial disclosure. In addition greater controls will be implemented to oversee cutoff date transactions which we feel was a part of the material weaknesses. Management also plans to update controls relating to other processes.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2010.  Additionally, we plan to test our updated controls in order to remediate our deficiencies by December 31, 2010.

(c)           Changes in Internal Control over Financial Reporting

Aside from updating some procedures there were no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our officers and directors and further information concerning them are as follows:

Name	Age	Position
Zahir Teja	55	President, Chief Executive Officer, Director
Neev Nissenson	31	Vice President, Chief Financial Officer, Secretary, Director

Zahir Teja - President, Chief Executive Officer, Director

Zahir Teja, age 55, has served as our President and Chief Executive Officer since our inception. He holds this position at the pleasure of the Board of Directors. He has also been a member of the Board of Directors since our inception. His term as a board member is one year until the next meeting of stockholders and until his successor has been duly elected and qualified. From April, 2003 to the present, Mr. Teja was the founder and sole owner of Phoenix Aerospace, Inc., a company engaged in the business of design, modifications and manufacturing of support equipment of military aircraft. Prior to that engagement, Mr. Teja was engaged from June, 2000 to March, 2003 as a consultant with American Valley Aviation, Inc., a manufacturer and remanufacturer of ground support equipment. His primary responsibilities were in the areas of marketing and sales and business development in ground support equipment.

Mr. Teja is not a director of any other public company. Mr. Teja’s lifelong business experience and significant knowledge and expertise in the ground support equipment industry make him a suitable person to serve on the Company’s Board of Directors.

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

Neev Nissenson - Vice President, Chief Financial Officer, Secretary and Director

Neev Nissenson, age 31, has serves as our Vice President and Chief Financial Officer. He holds this position at the pleasure of the Board of Directors. He has also been a member of the Board of Directors since our inception. His term as a board member is one year until the next meeting of stockholders and until his successor has been duly elected and qualified. For at least the past five years, Mr. Nissenson currently serves as a director for Dionysos Investments Ltd., a privately owned consulting company.  Until November 2006, Mr. Nissenson was also a consultant with Dionysos Investments Ltd., where he was responsible for numerous business development projects for private and public companies.”. Mr. Nissenson is an armored platoon commander in the Israeli Defense Forces (Reserve) Armored Corps with a rank of Captain. He holds an Executive Master's degree in Business Administration specializing in Integrative Management from the Hebrew University of Jerusalem and a bachelor of the arts degree in General History and Political Science from Tel Aviv University.

Mr. Nissenson is not a director of any other public company. Mr. Nissenson’s executive master degree  in business administration as well his past experience with investment banking and consulting to public companies make him a suitable person to serve on the Company’s board of directors.

Under the October 2006 Consulting Agreement, the parties agreed, among other things, to vote their shares to nominate Zahir Teja and Neev Nissenson as directors and appoint Mr. Teja as President and Mr. Nissenson as Vice President. See “Item 13 - Certain Relationships And Related Transactions, And Director Independence - Consulting Agreement” below.

Significant Employees

As of December 31, 2009, the Company believes that almost all employees are important to the success of the Company but the only significant individuals are the Company’s’ officers and directors referenced above.

Family Relationships

There are no family relationships among our directors, executive officers, or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated, or any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; and (5) been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member. (covering stock, commodities or derivatives exchanges, or other SROs)

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such reports provided to us, all such forms were filed on time.

Code of Ethics

We have adopted a Code of Ethics within the meaning of Item 406 of Regulation S-K. This Code of Ethics applies to our principal executive officer, our principal financial officer, our principal accounting officer as well as all other employees, and is filed herewith. If we make substantive amendments to this Code of Ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K within four business days of such amendment or waiver.

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

For the year ended December 31, 2009, the Board of Directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the Board of Directors’ review and discussion of the matters above, the Board of Directors authorized inclusion of the audited financial statements for the year ended December 31, 2009 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

ITEM 11.   EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our current executive officers for each of the last three completed fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option awards	Non-Equity Incentive Plan Comp.	All other compensation	Total
		($)	($)	($)	($)	($)	($)	($)
Zahir Teja(1)	2009	180,000						180,000
President, CEO, Director
	2008	120,000						120,000

Neev Nissenson(2)	2009	126,000						126,000
VP, CFO, Secretary, Director
	2008	109,000						109,000

Teja N. Shariff(3)
Former CFO, Treasurer, CAO	2009	17,500					42,500	60,000
	2008	60,000						60,000

(1) Pursuant to Mr. Teja's employment agreement with the Company (described below), Mr. Teja is due an annual salary of  $180,000 per year starting from April 26, 2008.   In 2008, some of Mr. Teja salary was not paid and deferred. No salary payments were deferred in 2009. The amount of the deferred salary owed to Mr. Teja at December 31, 2009 is $97,898.

(2) Pursuant to Mr. Nissenson's employment agreement with the Company (described below) Mr. Nissenson is due an annual salary of $126,000 per year starting from April 26, 2008.  In 2008, some of Mr. Nissenson’s salary was not paid and deferred. No salary payments were deferred in 2009. The amount of the deferred salary at December 31, 2009 is $39,548.

(3)  On January 22, 2009, the Board of Directors decided not to extend the employment agreement with Teja Shariff as CFO following its expiration in April 26, 2009. The Company has retained Mr. Shariff as a consultant to the Company for $2,000 per month. The Company has paid down in 2009 previously deferred salary in the amount of $24,000. At December 31, 2009 the Company owed Mr. Shariff   $16,000 in respect of deferred salaries.

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

Teja N. Sharriff Employment Agreement

The Company had previously entered into an employment agreement with Teja N. Shariff to serve as the Company's Chief Financial Officer.

On January 22, 2009, the Board of Directors resolved not to extend the employment agreement with Teja Shariff as CFO. Neev Nissenson will take the place as CFO, in addition to his role as Vice President. The Board intends  retained Mr. Shariff as a consultant to the Company.

Outstanding Equity Awards at 2009 Fiscal Year End

The following table sets forth the stock options held by the named executives as of December 31, 2009.

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

Title Of Class	Name and Address of Beneficial Owner(1)(2)	Position with the Company	Amount Of Beneficial Ownership	Percent Of Class

Common Stock	Zahir Teja(3)	President, CEO, Director	6,035,000	68%

Common Stock	Neev Nissenson(4)	Vice President, Secretary, Director, and CFO	3,268,000	39%

Common Stock	Anney Business Corp.(6) Rue Arnold Winkelried 8, Case postale 1385, 1211 Geneve 1, Switzerland	5% Stockholder	5,235,000	64%

Common Stock	All Officers and Directors as a group that consists of 2 persons		7,061,000	77%
Common Stock	Teja N. Shariff(5)	Former CFO, Treasurer	296,000	4%
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

 (3) Mr. Teja's share holdings consist of 2,150,000 shares of the Company's common stock beneficially owned by him. Under his employment agreement, Mr. Teja owns an option to purchase up to 660,000 shares of the Company's common stock at an exercise price of $.50 per share. This option is currently exercisable and expires December 31, 2010. Under irrevocable proxies signed by the holders of 2,538,000 shares of the Company's common stock, Mr. Teja and Neev Nissenson have been appointed, jointly and severally, as attorneys-in-fact to vote such holders' shares for a period of seven years. Under the Consulting Agreement among the Company, Anney Business Corp. and Mr. Teja, Mr. Teja and Anney have an understanding to vote their shares at shareholders meetings; accordingly, Mr. Teja may be deemed to be the beneficial owner of the 687,000 shares of the Company's common stock beneficially owned by Anney. Mr. Teja and Mr. Shariff are brothers.

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

(6) Anney Business Corp.'s share holdings consist of 687,000 shares of the Company's common stock beneficially owned by it. Under a consulting agreement, Anney and Mr. Teja have an understanding to vote their shares at shareholders meetings; accordingly, Anney may be deemed to be the beneficial owner of the 2,150,000 shares of the Company's common stock beneficially owned by Mr. Teja and the 2,538,000 shares of the Company's common stock with respect to which Mr. Teja has been appointed an attorney-in-fact.

The percent of class is based on 8,137,947 shares of common stock issued and outstanding as of the date of this Annual Report on Form 10-K.

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

The company submits all related party transactions to the board of directors for approval. The  related party abstains in the vote.

The Company and Phoenix Aerospace, Inc. entered into a Share Exchange Agreement dated as of December 1, 2006. Under the Share Exchange Agreement, Zahir Teja, the sole owner and principal of Phoenix Aerospace, Inc. exchanged all the issued and outstanding shares of Phoenix Aerospace, Inc. common stock for 3,000,000 shares of the common stock of the Company. As a result of this transaction, Phoenix Aerospace, Inc. became a wholly owned subsidiary of the Company, and Mr. Teja became a principal stockholder of and continued to be a principal of the Company. The effective date of this transaction was January 1, 2007.

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

As described in more detail above under “Employment Agreements” in Item 11 above, the Company has entered into employment agreements with its executive officers.

In 2009 the Company purchased inventory in connection with the performance on remanufacturing contracts from Mawenzi, Inc. a company owned by the brother in law of our CEO, President and Director, Mr. Zahir Teja. In aggregate the Company purchased from Mawenzi $745,000 worth of parts. At December 31, 2009 the Company owed Mawenzi, Inc. $245,000. The Company believes that all purchases were made at fair market value.

Consulting Agreement

The Company entered into a Consulting Agreement dated October 2, 2006 with Mr. Teja, and Anney Business Corp., a British Virgin Islands company (“Anney”), which is wholly owned and controlled by the Nissenson family. Haim Nissenson, who is the father of Neev Nissenson, is the Chairman of Anney. The term of the Agreement shall run so long as Mr. Teja and the Nissenson family are stockholders of the Company. The Agreement's effective date was April 26, 2007 (“Effective Date”). Under the Agreement, Anney agreed to provide consulting services to the Company. For providing these services, Anney will receive a fee of $10,000 per month. Anney is also entitled to receive annually a bonus and success fee calculated as follows: the product of (A) one percent (1%) and (B) all revenues from the Company's operations in excess of $4,000,000. The foregoing bonus and success fee shall not exceed $130,000 during any twelve month period. The Company granted Anney an option to purchase 330,000 shares of the Company's common stock at an exercise price of $.50 per share. The option terminates December 31, 2010.AS of December 31, 2009 Anney has exercised all of its options.

The parties also agreed to vote their shares to nominate Zahir Teja and Neev Nissenson as directors and to appoint Mr. Teja as President and Mr. Nissenson as Vice President. Each of Mr. Teja and Anney further agreed to give the other the right of first refusal if he wants to sell any of his shares. The Agreement contains other terms and conditions.

Director Independence

Our determination of independence of directors is made using the definition of “independent director” contained in the rules of the NYSE Amex LLC (the “NYSE Alternext”), even though such definitions do not currently apply to us because we are not listed on the NYSE Alternext. We have determined that none of our directors currently meet the definition of “independent” as within the meaning of such rules as a result of their current positions as our executive officers.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Mark Bailey & Company, Ltd. (“MBC”) is our independent public accountants.  MBC audited our financial statements for the twelve months ended December 31, 2008 and 2009, contained in the corresponding fiscal periods.

Audit and Non-Audit Fees

Aggregate fees for professional services rendered to the Company by MBC as of or for the two fiscal years ended December 31, 2009 and 2008 are set forth below.

	Fiscal Year
	2009	2008

Audit Fees	$80,700	$49,500
Audit-Related Fees	0	0
Tax Fees	10,000	15,000
All Other	10,650	-
Total	$101,350	$64.500

Audit Fees Aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-Q and the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2009 and December 31, 2008.

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

PART IV
ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
Exhibit
Number	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of Phoenix International Ventures, Inc.’s Registration Statement on Form SB-2 (File No. 333-140257)).
3.2	By-Laws (incorporated by reference to Exhibit 3.2 of Phoenix International Ventures, Inc.’s Registration Statement on Form SB-2 (File No. 333-140257)).
4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 of Phoenix International Ventures, Inc.’s Registration Statement on Form SB-2 (File No. 333-140257)).
4.2	Form of collateralized Promissory Note (incorporated by reference to Exhibit 4.1 of Phoenix International Ventures, Inc.’s Current Report on Form 8-K filed September 5, 2008).
4.3	Form of uncollateralized Promissory Note (incorporated by reference to Exhibit 4.2 of Phoenix International Ventures, Inc.’s Current Report on Form 8-K filed September 5, 2008).
4.4	Form of Warrant (incorporated by reference to Exhibit 4.3 of Phoenix International Ventures, Inc.’s Current Report on Form 8-K filed September 5, 2008).
4.5	Form of uncollateralized promissory note (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2009)
4.6	Form of uncollateralized promissory note extension (incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2009).
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

PHOENIX INTERNATIONAL VENTURES, INC.

Date: March 31, 2010	By:	/s/ Zahir Teja
Zahir Teja President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 31, 2010	By:	/s/ Zahir Teja
Zahir Teja
President, CEO, Director

March 31, 2010	By:	/s/ Neev Nissenson
Neev Nissenson
CFO, Principal Accounting and Financial Officer, Vice President, Director

EXHIBIT INDEX
Exhibit
Number	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of Phoenix International Ventures, Inc.’s Registration Statement on Form SB-2 (File No. 333-140257)).
3.2	By-Laws (incorporated by reference to Exhibit 3.2 of Phoenix International Ventures, Inc.’s Registration Statement on Form SB-2 (File No. 333-140257)).
4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 of Phoenix International Ventures, Inc.’s Registration Statement on Form SB-2 (File No. 333-140257)).
4.2	Form of collateralized Promissory Note (incorporated by reference to Exhibit 4.1 of Phoenix International Ventures, Inc.’s Current Report on Form 8-K filed September 5, 2008).
4.3	Form of uncollateralized Promissory Note (incorporated by reference to Exhibit 4.2 of Phoenix International Ventures, Inc.’s Current Report on Form 8-K filed September 5, 2008).
4.4	Form of Warrant (incorporated by reference to Exhibit 4.3 of Phoenix International Ventures, Inc.’s Current Report on Form 8-K filed September 5, 2008).
4.5	Form of uncollateralized promissory note (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2009)
4.6	Form of uncollateralized promissory note extension (incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2009).
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