Form 10-Q
period 2010-03-31
Phoenix International Ventures, Inc.
filed 2010-05-17
CIK 1383637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2010.

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

The number of shares outstanding of the issuer’s common stock, as of May 17, 2010 was 8,137,947.

Phoenix International Ventures, Inc.

TABLE OF CONTENTS

Page
PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item 3. Quantitative and Qualitative Disclosures about Market Risk	12
Item 4T. Controls and Procedures	16
16
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3. Defaults upon Senior Securities Item 4. (Removed and Reserved.)	17 17
Item 5. Other Information	17
Item 6. Exhibits	17

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

Phoenix International Ventures, Inc
Condensed Consolidated Balance Sheet as of

	March 31, 2010	December 31,
	(Unaudited)	2009 (Audited)
Assets
Current assets
Cash	$198,305	$148,478
Accounts receivable, net	17,885	61,329
Cost in excess of billings	473,642	277,519
Inventory	137,445	437,595
Prepaid and other current assets	6,906	7,306

Total current assets	834,183	932,227

Property and equipment, net	70,282	73,514

Other assets	141,562	118,200

Total assets	1,046,027	1,123,941
Liabilities and Stockholders' (Deficit)

Current liabilities
Line of credit	$13,780	$13,087
Accounts payable	801,949	599,167
Other accrued expenses	213,335	146,979
Customer deposits	288,908	450,835
Notes payable, current portion net of discounts	246,213	253,721
Legal settlement	384,000	384,000
Due to related party	473,095	536,280
Officer loans	39,461	39,461

Total current liabilities	$2,460,741	$2,423,530

Long term liabilities
Notes payable	237,465	67,849
Officer advances	369,375	369,375

Total long term liabilities	$606,840	$437,224

Total liabilities	3,067,581	2,860,754

Commitment and Contingencies	-	-

Stockholders' (deficit)
Preferred stock - $0.001 par value; 1,000,000 shares authorized; zero shares issued and outstanding at
March 31, 2010 and December 31, 2009	-	-

Common stock - $0.001 par value; 50,000,000 shares authorized; and
8,137,947 and 8,113,307 shares issued and outstanding at March 31, 2010 and December 31, 2009	8,138	8,113
.

Additional paid in capital	1,451,918	1,427,160
		-
Accumulated deficit	(3,481,610)	(3,172,086)

Total stockholders' deficit	(2,021,554)	(1,736,813)

Total liabilities and stockholders' (deficit)	$1,046,027	$1,123,941

Phoenix International Ventures, Inc
Condensed Consolidated Statements of Operations
For Three Months Ended March 31, (Unaudited)

	2010 (unaudited)	2009 (as restated)

Sales	$1,131,103	$511,842

Cost of sales	1,006,194	363,208

Gross margin	$124,909	$148,634

Operating expenses
General and administrative expenses	$293,582	$309,600

Total operating expenses	$293,582	$309,600

Income (Loss) from operations	$(168,673)	$(160,966)

Other Income (loss)	(122,000)	-
Interest expense	(18,850)	(21,152)

Net (loss) before taxes	$(309,523)	$(182,118)

Income taxes	-	-

Net income (loss)	$(309,523)	$(182,118)

Net income (loss) per common share:
Basic	$(0.04)	$(0.02)
Diluted	$(0.04)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	8,117,081	8,046,718
Diluted	8,117,081	8,046,718

Phoenix International Ventures, Inc.
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31,
(Unaudited)
	2010 (unaudited)	2009 (as restated)
Cash flows from operating activities
Net income (loss)	$(309,523)	$(182,118)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	5,250	9,460
Amortization of debt discount		20,319
Recovery of contingent liability	-	-
Accrued interest	5,186	-
Change in accounts receivable	43,444	36,494
Cost in excess of billings	(196,123)	-
Change in inventory	300,150	(293,324)
Change in prepaid expenses	400	(74,974)
Change in other assets	(23,362)	-
Change in customer deposits	(161,927)	119,851
Change in accounts payable	202,782	121,087
Change in accrued expenses	66,356	63,037
Change in related party payable	(63,185)	12,682

Net cash used in operating activities	(130,552)	(167,486)

Cash flows from investing activities
Purchase of property and equipment	(2,018)	-

Net cash used in investing activities	(2,018)	-

Cash flows from financing activities
Proceeds from subscription receivable	-	-
Proceeds from notes payable	175,000	-
Repayments on notes payable	(17,961)	(13,744)
Repayments on related party notes	-	-
Issuance of common stock	24,665	-
Proceeds from (payments on) line of credit	693	717

Net cash provided by (used in) financing activities	182,397	(13,027)

Increase in cash	49,827	(180,513)

Cash, beginning of year	148,478	225,767

Cash, end of period	$198,305	$45,254

Cash paid for
Interest	$8,919	$9,528
Income taxes	-	-

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company are presented in accordance with the requirements for Form 10-Q and Article 8-03 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP’) have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying consolidated financial statements should be read in conjunction with the December 31, 2009 financial statements and the notes thereto included in the Company’s Report on Form 10-K filed with the SEC on March 31, 2010.

The consolidated financial statements include the accounts of the Company and its wholly owned US subsidiary Phoenix Aerospace, Inc. (“PAI”) and an Israeli subsidiary, Phoenix Europe Ventures, Ltd. (“PEV). Significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

Management uses estimates and assumptions in preparing consolidated financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could differ from those estimates.

Depreciation

Depreciation is computed by using the straight-line methods for financial reporting purposes and the modified accelerated cost recovery method and the accelerated cost recovery method for federal income tax purposes.

Cash and Cash Equivalents

The Company deposits the majority of its cash in commercial bank accounts.  From time to time, the cash balances in these accounts exceed the Federal Deposit Insurance Corporation insured limits.  To date, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash.  For purposes of preparing the statement of cash flows, money market funds are considered to be cash equivalents.

Concentration of Credit Risk

The Company maintains cash in accounts with a federally insured bank located in Nevada.  The balances are insured by the Federal Deposit Insurance Corporation up to $250,000.  At times, the balances in these accounts may be in excess of the federally insured limits.  As of March 31, 2010, the Company had no cash balance above the uninsured limit.

Major Customers

The Company provides services to multiple customers, but mainly provides services to two major customers.  The major customers accounted for approximately 42% of total Company revenue during the quarter.  The Company has not experienced any collection problems with these customers and the customers comprise approximately 0% of the accounts receivable balance at March 31, 2010.

Recent Accounting Pronouncements

None

Note 2 - Financial Condition, Liquidity, and Going Concern

At March 31, 2010, the Company assessed its ability to continue as a going concern. The Company has a working capital deficit of $1,626,558 and accumulated deficit of $3,481,610, along with a net loss for the twelve months ended December 31, 2009 of $246,490 and a net loss of $309,523 for the three months ended March 31, 2010.  Various other factors support the Company’s viability as a going concern including  the procurement of new contracts and sales orders.  The Company has developed a plan to address its financial situation and believes it can finance most of its operations through monetizing its current backlog. The plan is based on the Company’s current financial assets, backlog and expectations regarding revenues and operating costs.

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

Note 3 –Quarterly Financial Information

During the preparation of the financial statements for the twelve months ended December 31, 2009, the Company discovered certain errors related to revenue recognized in the three months ended March 31, 2009 that should have been deferred to the three months ended June 30, 2009.

The Company discovered that revenue totaling $420,000 recognized during the three months ended March 31, 2009 should not have been recognized until the subsequent quarterly period due to the products not being shipped until early April 2009.  The impacts of the correction of the error in the interim financial information as reported on Forms 10-Q for the three months ended March 31, 2009 are reflected in the following table:

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

	Three months ended
	March 31,
	2010	2009
United States	86%	86%
Europe	14%	14%

Total	100%	100%

 Note 5 - Inventory

Inventory consists of parts and equipment that can be manufactured or re-manufactured for re-sale. Non-current inventory consists of parts with limited current demand that are of limited supply. At March 31, 2010 and March 31, 2009, inventory consisted of the following:

	2010	2009
Raw materials	$136,589	$114,000
Work in process	114,856	67,981
Total	$251,445	$181,981
Non-current(classified as other asset)	114,000	-
Inventory, current	$137,445	$181,981

Note 6 – Long Term Contracts

The Company has certain long-term contracts to design and manufacture equipment. The Company reevaluated its costs estimate in connection with one of its long term contracts and has estimated that the future costs exceed previous estimates. The change in estimate has caused a loss on prior periods of $122,000 which is presented as “other income (loss)” on the statement of operations. Costs and estimated earnings on these contracts for the three months ended March 31, 2010 are as follows:

Costs incurred on contracts this period	$1,415,141
Estimated contracts profit	172,642
Less: billings to date	(1,114,142)
Contract costs and related estimated profits in excess of billings	$473,641

The costs in excess of billings have been included in assets for balance sheet purposes.

Note 7 - Notes Payable and Lines of Credit

The Company has a revolving line of credit from a foreign financial institution totaling $13,780 which was fully extended at March 31, 2010.  The line of credit bears a monthly interest ranging from 10%-13% based upon the amount extended.  As of March 31, 2010, the interest was at 13%. This item has been classified as a line of credit.

The Company had a revolving line of credit from a financial institution totaling $35,000.   In October 2009, the line of credit converted to an installment note payable in equal installments of $883 per month which includes interest at 9.75% and principal until September 30, 2013. As of March 31, 2010, the Company owed $31,319 on this note payable.

In July and August 2009, two investors extended their promissory note arrangements that were entered into in the previous year in the aggregate principal amount of $89,474 for an additional one year bearing interest of 15%per annum. These notes will mature in the fiscal quarter ending September 30, 2010. As an incentive for the extension, the lenders were issued shares of the Company’s common stock equal to 5% of the principal amount of the notes. The Company issued an aggregate of 4,110 shares in connection with these notes.

In June and August 2009, the Company entered into three promissory note agreements with related parties (one note with an Israeli individual and two notes with Cyprus corporation), in the aggregate amount of $125,000. These notes are to be paid in full at various dates between June 18, 2010 and August 23, 2010 and bear interest at 15%  per annum. In addition, the lenders were issued shares of the Company’s common stock equal to 5% of the principal amount of the notes upon execution. In total, the Company issued an aggregate of 6,479 shares in connection with these notes.

In February and March 2010, the Company entered into promissory note agreements with related parties in the aggregate amount of $175,000. These notes are to be paid in full at various dates between February and March of  2012 and  bear interest at 11% per annum. In addition, the lenders were issued shares of the Company’s common stock equal to 14% of the principal amount of the notes. In total, the Company issued an aggregate of 24,640 shares in connection with this discount.

At March 31, 2010, notes payable consist of the following:
	Total
	Amount	Current
Unsecured note payable to a financial institution in a foreign country; 12.4% per annum	$5,332	$5,332
Secured note payable to a financial institution; monthly payments of $756 until 2012; collateralized by an automobile	23,435	9,827
Unsecured promissory note agreements; effective interest rates are approximately 15%	217,826	217,826
Unsecured promissory note agreements; effective interest rates are approximately 11%	175,000	-
Secured note payable to a financial institution; monthly payments of $671 until 2014; interest at 7.99%; collateralized by an automobile	30,766	5,524
Unsecured note payable to a financial institution; 9.75% per annum; monthly payments of $883 until 2013	31,319	7,704
	$483,678	$246,213

Note 8 - Related Party Transactions

As of March 31, 2010, the Company owed a total of $473,095 to related parties of which $179,779 was deferred and accrued salaries to its officers. $63,529 was vacation payable to the officers. $79,811 was fees owed in relation to a consulting agreement entered into with a related party on April 26, 2007. $148,000 was for parts and inventory the Company regularly purchases from a related party.

In addition to this amount, the Company owed an officer for his advances totaling $408,836, of which $39,461 is due in the current year.  As of March 31, 2010, there was no arrangement to pay out this sum and the officer agreed to consider the Company’s cash reserves in collecting this advance. These advances are non-interest bearing and the officer has agreed not to demand payment of the long term portion during the current fiscal year.

Note 9 - Commitments and Contingencies

The Company leases a 10,300 square foot operating facility under a lease term which commenced on March 1, 2009 and expires on February 28, 2011.  Minimum lease payments remaining for the facility total $45,320.  Lease expense through March 31, 2010 was $12,360 compared to $13,750 in March 31, 2009.

On May 26, 2006, the Company entered into a settlement agreement relating to a legal dispute with Kellstrom totaling $1,173,913 plus interest.  As part of the settlement, the Company was required to provide $500,000 in trade credits and a $566,154 payment contingent upon the event the Company was awarded an Air Start Cart development contract prior to May 26, 2008 in the minimum amount of $10,000,000.  This settlement was then reflected in the Company’s financial statements. The contingent payment was directly tied to the contract award. The contract was not received by May 26, 2008 but all other terms of the settlement, except for the provision of trade credits, were satisfied.  Since the contingency expired without being met, the Company recovered the previously recognized contingent liability in the amount of $566,154. The remaining trade credits of $500,000 were granted to Kellstrom towards the purchase of materials, repairs, maintenance, and overhaul services.   The credits were due upon receipt of a purchase order from Kellstrom but the Settlement Agreement did not provide a specific termination date in lieu of full satisfaction.   While there is no specific requirement to pay Kellstrom cash in lieu of the trade credits if they fail to execute a purchase order, Kellstrom has reserved the right to pursue any remaining settlement amounts in the event the Company fails to honor the remaining trade credit obligation. As of March 31, 2010 a balance of $384,000 remained outstanding on the trade credits.

Note 10 – Subsequent events:

 Subsequent events were evaluated through May 14, 2010.

On May 1, 2010, the Company entered into a new promissory note agreement in the amount of $40,000. This note is to be paid in full on April 30  2011 and bears interest at 11% per annum. In addition, the lender was issued shares of the Company’s common stock equal to 7% of the principal amount of the note upon execution. In total the Company will issue 2,943 shares of common stock in connection with the execution of this note.

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

Results of Operations

Financial Information - Percentage of Revenues
(Unaudited)
	Three Months ended
	March 31,
	2010	2009
Revenues	100%	100%
Cost of Goods Sold	-89%	-70%
Gross Profit	11%	30%
Operating Expenses:
General and Administrative	-26%	-34%
Total Operating Expenses	-26%	-34%
Other Income (Expenses)	-1%	-3%
Income (Loss) before Taxes	-27%	-6%
Net income (loss)	-27%	-6%

Results of Operations-Fiscal Summary

Revenues.  Revenues increased 120% to $1,131,103 for the three months ended March 31, 2010, compared to $511,842 for the three months ended March 31, 2009. Revenue increased in remanufacturing streams, decreased in the study and parts trading, and slightly decreased in the manufacturing stream during three months ended March 31, 2010.

For the three months ended March 31, 2010, remanufacturing contracts accounted for 56% of total revenues, manufacturing and design accounted for 28%, parts trading accounted for 14%, and study contracts accounted for 1% of revenues. This compares to remanufacturing of 43%, manufacturing and design of 32%, study contracts of 13% and parts trading of 12% of revenues for the three months ended March 31, 2009.

There was a notable increase in remanufacturing revenue as a result of increased demand for the remanufactured Air Start Carts.  These units are typically of high dollar volume. Management believes, although there can be no assurance, that demand for these items will continue during the remainder of the year ended December 31, 2010.

Manufacturing and design was the second highest revenue producing stream primarily due to a large manufacturing and design contract.  Management believes this order will comprise a significant portion of future revenues. This order also contains an option for the customer to order additional units which, if exercised, will lead to additional revenues.

Parts trading revenue decreased in the three months ended March 31, 2010 compared to March 31, 2009, as a result of decreased demand. Management expects, although there can be no assurance, that this revenue stream will decrease during the remainder of the year ended December 31, 2010.

Revenue from study orders decreased during the final stages of performance on existing contracts during the quarter. The Company did not receive additional study type orders during the three months ended March 31, 2010 and management believes that revenue from this stream will decrease in the future. Management believes, although there can be no assurance, that completed study orders may spawn additional orders to remanufacture and/or manufacture the equipment studied thereby, increasing manufacturing and remanufacturing revenue in the future.

The Company has diverse contracts with large customers which make up significant portions of revenue. The United States Air Force and Navy represented 28% of the Company’s revenues for the three months ended March 31, 2010.  The remaining 72% of revenues were to aerospace companies and military contractors. Two customers represented 42% of the Company’s revenues for the three months ended March 31, 2010. Management feels that similar trends will continue in the near future.

Cost of Sales. Cost of sales consists primarily of sub-contractors and raw materials used in the manufacturing and remanufacturing processes, along with labor and allocations of indirect labor and overhead. Cost of sales increased to $1,006,194 for the three months ended March 31, 2010, compared to $363,208 for the three months ended March 31, 2009, representing 89% and 70% of total revenues for the three months ended for each period respectively.  Cost of sales as a percentage of revenue increased primarily due to a long term design contract with a smaller gross profit percentage which was adjusted to reflect higher costs than originally estimated.  In addition, the mix of revenue for the three months ended March 31, 2009 was comprised of more study type contract revenues than the three months ended March 31, 2010, which tend to have higher gross profit margins than other types of revenues.

General and Administrative Expenses. General and administrative expenses decreased 5% in the three months ended March 31, 2010 to $293,582 in comparison to $309,600 during the three months ended March 31, 2009. Management expects, although there can be no assurance, General and Administrative expenses will continue at these levels in the near future.

As a percentage of revenues, general and administrative expenses decreased to 26% of total revenue for the three months ended March 31, 2010, as compared to 34% of total revenue for the three months ended March 31, 2009.  Management further believes, although there can be no assurance, that the current general and administrative infrastructure can accommodate significantly higher revenue volume.

Interest Expense and Other Income. Interest expense decreased by 11% to $18,850 for the three months ended March 31, 2010, from $21,152 for the three months ended March 31, 2009.  Notes entered into in 2009 which mature in 2010 carry interest at 15% per annum and include shares of common stock equal to 5% of the principal amount of the notes. Notes entered into in 2010 carry interest at 11% per annum and include shares of common stock equal to 7% of the principal amount of the notes.  We expect total interest expenses to increase during the remainder of the year ended December 31, 2010.

At March 31, 2010 we made a loss adjustment relating to a long term contract. We currently anticipate we will have more costs associated with this contract than previously estimated. Due to this change in estimate, we had a loss on prior periods.

Taxes on Income. We had no tax liabilities for either of the three months ended March 31, 2009 and March 31, 2010.

Net Loss.  Net loss for the three months ended March 31, 2010 amounted to ($309,523) compared to a net loss of ($182,118) for the three months ended March 31, 2009.

Summary of Liquidity

At March 31, 2010, we assessed our ability to continue as a going concern. We have a working capital deficit of $1,626,558 and accumulated deficit of $3,481,610, along with a net loss for the twelve months ended December 31, 2009 of $246,490 and a net loss of $309,523 for the three months ended March 31 2010.  Various other factors support our viability as a going concern including  the procurement of new contracts and sales orders.  We have developed a plan to address its financial situation and believes it can finance most of its operations through monetizing our current backlog. The plan is based on our current financial assets, backlog and expectations regarding revenues and operating costs.

We may need to depend on additional capital raising efforts, in addition to obtaining and maintaining favorable contracts, and the ability to achieve future operating efficiencies anticipated with increased production levels. There can be no assurance that our future efforts and anticipated operating improvements will be successful. However, we believe that the Company is viable for the next twelve months.

Although we experienced improved financial results during 2009 and still plan to finance most of our operations through revenues, we are burdened by a significant working capital deficit. We found it necessary during the first quarter of 2010 to extend and issue new debt through promissory notes to replace previous note arrangements and raise additional operating capital. However, the significant liabilities accrued in this period and in past periods will continue to burden the Company’s future cash flow.

We currently have $473,642 of costs in excess of billings which we expect to collect in the near future. We have diverse customer payment arrangements regarding some of our contracts. Certain contracts require payments upon delivery and have a net 30 payment schedule while other contracts allow for advances or milestone billing which enables the Company to obtain financing for the production process which is typical in all of our revenue streams.  Occasionally, there are large outlays for materials and engineering costs that have caused delays in payments to vendors.

Cash Flows (Operating, Investing, and Financing)

Cash as of March 31, 2010, amounted to $198,305 compared to $148,478 as of December 31, 2009 which is an increase of $49,827.

Cash used in operating activities increased by $49,827 to ($130,552) for the three months ended March 31, 2010 from ($180,513) for the three months ended March 31, 2009.  Inventory and work in process decreased significantly and increased cash as delivery of certain products were made in the first quarter 2010. The change in the cost in excess of billings decreased cash flow due to incurring costs on a long term contract. In summary cash increased during the three months ended March 31, 2010 primarily due to the delivery of inventory and subsequent payments.

As our products consist of large items of equipment, changes in the cash flow items period to period are subject to significant fluctuations which might not be attributable to a trend but rather to specific circumstances of a delivery and cutoff date.

Net cash provided by financing activities for the three months ended March 31, 2010 was $154,903, which is related to the issuance of two promissory notes during the quarter.  These notes also included an obligation to issue shares of common stock.

Capital Expenditures and Other Obligations

Management believes there is no need for material additional capital investments in order to execute the current order backlog. Our capital investments are primarily for the purchase of equipment for the services and products that we provide or intend to provide. This equipment includes vehicles, shop tools, and shop machinery. Although this may change, we currently do not expect to make material capital investments during the next twelve months.

On January 29, 2009, we entered into an agreement to lease a new production facility starting March 1, 2009 until February 28, 2011 at a monthly rent of $4,120. Minimum payments on this lease for the next 12 months will be $49,440.

Sources of Liquidity

We shall continue to finance most of our operations through monetizing our current backlog, supplemented by financing activities through the issuances of debt and / or equity instruments as necessary.

As of March 31, 2010, we had backlog of orders of approximately $7.2 Million compared to a backlog of $5.8 Million for March 31, 2009. Management believes a significant portion of our revenue will be delivered during the year ended December 31, 2010. Additionally, management is expecting, although there can be no assurance, that additional orders will materialize during that time. Included in our 2010 backlog, $4,800,000 consists of a Department of Defense program designated to Phoenix Aerospace projects. In this program we will supply the Department of Defense with various remanufactured and newly manufactured ground support equipment. We expect, although there can be no assurance, to see significant revenue from this program in 2010.

Debt and Capital

We may consider raising additional capital through private and/or public placements to fund possible acquisitions and other business development activities and for working capital.

We have issued promissory note arrangements in the amount of $214,474 in 2009 that mature in 2010. Management believes, although there can be no assurance, that we will be able to repay or extend these notes or enter into new note arrangements at terms that favorable to the Company.

In February and March 2010, we entered into long term promissory note agreements with related parties in the aggregate amount of $175,000. These notes are to be paid in full at various dates between February and March of 2012 and bear interest at 11% per annum. In addition, the lenders were issued shares of the Company’s common stock equal to 7% of the principal amount of the notes. In total, we issued an aggregate of 24,640 shares in connection with these notes.

On May 1, 2010, the Company entered into a new promissory note agreement in the amount of $40,000. This note is to be paid in full on April 30  2011 and bears interest at 11% per annum. In addition, the lender was issued shares of the Company’s common stock equal to 7% of the principal amount of the note upon execution. In total the Company will issue an aggregate 2,943 shares in connection with this note.

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

(b) Changes in Internal Control over Financial Reporting: During the three months ended March 31, 2010, we implemented new procedures, including updated procedures relating to accounting which include greater scrutiny over cutoff day issues, work in process and revenue recognition. Although we believe that these new controls and procedures are reasonably expected to improve our internal control over financial reporting we have not yet sufficient reporting cycles to test these new controls, and so we cannot yet attest to their effectiveness.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In February and March 2010, the Company entered into promissory note agreements with related parties in the aggregate amount of $175,000. These notes are to be paid in full at various dates between February and March of  2012  and bear interest at 11% per annum. In addition, the lenders were issued shares of the Company’s common stock equal to 7% of the principal amount of the note. In total the Company issued an aggregate of 24,640 shares in connection with these notes.

On May 1, 2010, the Company entered into a promissory note agreement in the amount of $40,000. This note is to be paid in full on April 30  2011 and bears interest at 11% per annum. In addition, the lender was issued shares of the Company’s common stock equal to 7% of the principal amount of the note upon execution. In total the Company will issue 2,943 shares of common stock in connection with the execution of this note.

The offering of the promissory notes and the shares of common stock were not registered under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon exemptions from the registration requirements of the Securities Act set forth in Section 4(2) thereof as a transaction by the Company not involving any public offering. The investors met the “accredited investor” criteria required by the rules and regulations promulgated under the Securities Act and  there was no underwriter and no general solicitation related to the offering.

Item 3.	Default upon Senior Securities.

Not applicable.

Item 4.	(Removed and Reserved.)

Item 5.	Other Information.

None.

Item 6.	Exhibits

No.	Exhibit
4.1	Form of uncollateralized promissory note (2 year)
4.2	Form of uncollateralized promissory note (1 year)
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Phoenix International Ventures, Inc.
(Registrant)

May 17, 2010	By:	/s/ Zahir Teja
Zahir Teja
President and Chief Executive Officer

May 17, 2010	By:	/s/ Neev Nissenson
Neev Nissenson
Chief Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS

No.	Exhibit
4.1	Form of uncollateralized promissory note (2 year)
4.2	Form of uncollateralized promissory note (1 year)
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.