Form 10-Q
period 2010-06-30
Phoenix International Ventures, Inc.
filed 2010-08-16
CIK 1383637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2010.

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

The number of shares outstanding of the issuer’s common stock, as of August 16, 2010 was 8,142,657.

Phoenix International Ventures, Inc.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

Index to Financial Statements
Page
Condensed Consolidated Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009	4
Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2010 and 2009 and for the Six Months Ended June 30, 2010 and 2009 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009 (Unaudited)	6
Notes to Condensed Consolidated Financial Statement (Unaudited)	7

Phoenix International Ventures, Inc
Condensed Consolidated Balance Sheet as of

	June 30,	December 31,
	2010	2009
Assets	(Unaudited)	(Audited)

Current assets
Cash	$58,193	$148,478
Accounts receivable, net	207,119	61,329
Cost in excess of Billings	584,965	277,519
Inventory	22,589	437,595
Prepaid and other current assets	8,357	7,306

Total current assets	$881,223	$932,227

Property and equipment, net	95,008	73,514

Other assets	145,941	118,200

Total assets	$1,122,172	$1,123,941

Liabilities and Stockholders' (Deficit)

Current liabilities
Line of credit	$13,831	$13,087
Accounts payable	894,676	599,167
Other accrued expenses	245,647	146,979
Billings in excess of cost	51,395	-
Customer deposits	214,145	450,835
Notes Payable, current portion net of discounts	312,286	253,721
Legal settlement	384,000	384,000
Due related party	539,431	536,280
Officer loans	39,461	39,461

Total current liabilities	$2,694,872	$2,423,530

Long term liabilities
Notes payable	232,093	67,849
Officer advances	369,375	369,375
Total long term liabilities	$601,458	$437,224
Total liabilities	$3,296,340	$2,860,754

Commitment and Contingencies	-	-

Stockholders' (deficit)
Preferred stock - $0.001 par value; 1,000,000 shares
authorized; zero shares issued and outstanding	-	-
at June 30, 2010 and December 31,2009
Common stock - $0.001 par value; 50,000,000 shares
authorized; and 8,113,307 and 8,142,657 shares issued and outstanding at June 30, 2010 and December 31, 2009	8,143	8,113

Additional paid in capital	1,456,507	1,427,160
		-
Accumulated Deficit	(3,638,818)	(3,172,086)

Total stockholders' deficit	$(2,174,168)	$(1,736,813)

Total liabilities and stockholders' (deficit)	$1,122,172	$1,123,941

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Phoenix International Ventures, Inc
Condensed Consolidated Statements of Operations
 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010 (unaudited)		2010 (unaudited)
		2009 (restated)			2009
Sales	$571,249	$1,066,533		$1,702,351	$1,578,375
Cost of sales	488,279	735,659		1,494,431	1,099,074
Gross margin	$82,970	$330,874		$207,920	$479,301

Operating expenses
General and administrative expenses	$224,726	$322,477		$513,202	$632,076

Total operating expenses	$224,726	$322,477		$513,202	$632,076

Income (loss) from operations	$(141,756)	$8,397		$(305,282)	$(152,775)

Other loss	-	-		122,000	-
Interest expense	20,598	(37,454)		39,449	57,641

Net Income (loss) before taxes	$(162,354)	$(29,057)		$(466,731)	$(210,416)

Income taxes	-	-		-	-

Net income (loss)	$(162,354)	$(29,057)		$(466,731)	$(210,416)

Net income per common share:
Basic	$(0.02)	$(0.00)		$(0.06)	$(0.03)
Diluted	$(0.02)	$(0.00)	$	(0.06)	$(0.03)

Weighted average shares outstanding:
Basic	8,139,662	7,746,309		8,129,452	7,746,309
Diluted	8,139,662	7,746,309		8,129,452	7,746,309

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Phoenix International Ventures, Inc.
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30,
(Unaudited)

	2010	2009
Cash flows from operating activities
Net income (loss)	$(466,731)	$(210,416)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	10,529	12,541
Amortization of debt discount	5,325	39,829
Amortization of finance fees	5,135	-
Accrued interest	6,291	4,218
Change in accounts receivable	(145,790)	160,358
Cost in excess of billings	(256,051)	77,209
Change in inventory	415,006	(204,182)
Changes in prepaid expenses	(1,051)	4,982
Change in other assets	(3,499)	(4,200)
Change in customer deposits	(236,690)	(163,771)
Change in accounts payable	295,509	87,670
Change in accrued expenses	98,668	(9,532)
Change in related party payable	3,151	17,849

Net cash used in operating activities	$(270,198)	$(187,445)

Cash flows from investing activities
Purchase of property and equipment	$(32,023)	$(4,875)

Net cash used in investing activities	$(32,023)	$-

Cash flows from financing activities
Proceeds from subscription receivable	-	-
Proceeds from notes payable	240,290	100,000
Repayments on notes payable	(29,098)	(86,312)
Repayments related party notes	-	-
Issuance of common stock	-	-
Proceeds from (payments on) line of credit	744	(76)

Net cash provided by (used in) financing activities	$211,936	$13,612

Increase in cash	$(90,285)	$(178,708)

Cash, beginning of year	148,478	225,767

Cash, end of period	$58,193	$47,059

Cash paid for
Interest	$17,792	$21,890
Income taxes	-	-

Non cash investing and financing activities:
Issuance of 24,640 shares of common stock with promissory notes	24,640
Issuance of 5,322 shares of common stock with promissory notes		5,000
Issuance of 4,711 shares of common stock with promissory notes	4,711
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are presented in accordance with the requirements for Form 10-Q and Article 8-03 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP’) have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2009 audited financial statements and the notes thereto included in the Company’s Report on Form 10-K filed with the SEC on March 31, 2010.

The unaudited condensed consolidated financial statements include the accounts of the Company and  its wholly owned US subsidiary Phoenix Aerospace, Inc. (“PAI”) and an Israeli wholly owned subsidiary, Phoenix Europe Ventures, Ltd. (“PEV). Significant inter-company accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

 For purposes of preparing  the statement of cash flows the company considers all short-term debt securities purchased with a maturity of  three months or less and all money market funds  to be cash equivalents.

Concentration of Credit Risk

The Company maintains cash in accounts with a federally insured bank located in Nevada. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000.  At times, the balances in these accounts may be in excess of the federally insured limits.  As of June 30, 2010, the Company did not have a cash balance above the federally insured limit.

Phoenix International Ventures, Inc.
Notes to the Condensed Consolidated Financial Statements
 (Unaudited)
Major Customers

The Company provides services to multiple customers, but mainly provides services to two major customers.  Two major customers accounted for approximately 77% of revenue and 72% of accounts receivable during the six months ended June 30, 2010.  One of the above mentioned customers has $584,965 of costs in excess of billings reported as an asset in the financial statements and the Company must meet milestones before billing and collecting these amounts.

Recent Accounting Pronouncements

None

Note 2 - Financial Condition, Liquidity, and Going Concern

At June 30, 2010, the Company assessed its ability to continue as a going concern. The Company has a working capital deficit of $1,883,649 and accumulated deficit of $3,638,818, along with a net loss for the six months ended June 30, 2010 of $466,731. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

 In addition the Company has deferred significant salaries to officers and deferred payments to many suppliers. The Company has developed a plan to address its financial situation and believes it can finance a significant portion of its operations through monetizing its current backlog as well as obtaining future orders. The plan is based on the Company’s current assets primarily billing and collecting costs in excess of billings, completing backlog orders, obtaining new orders, and meeting expectations regarding revenues and operating costs.

The Company may need to depend on additional capital raising efforts, obtain and maintain favorable contracts, and achieve greater operating efficiencies anticipated with increased production levels.  The company believes it is viable for the next twelve months partly based on the expectation that it will receive additional orders and conduct successful money raising activities. There can be no assurance that the Company’s future efforts and anticipated operating improvements will be successful.

The unaudited condensed consolidated financial statements do not include any adjustments for future effects on the recoverability and classification of assets, or the amounts and classification of  liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 3 –Quarterly Financial Information

During the preparation of the audited financial statements for the twelve months ended December 31, 2009, the Company discovered certain errors related to revenue recognized in the three months ended  March 31, 2009  that should have been recognized  in the three months ended  June 30, 2009.

The Company discovered that revenue totaling $420,000 recognized during the three months ended March 31, 2009 should not have been recognized until the subsequent quarterly period due to the products not being shipped until early April 2009.  The impacts of the correction of the error in the interim financial information as reported on Forms 10-Q for the three months ended  June 30, 2009 are reflected in the following table:

	As Reported Three months ended
	June 30, 2009	Changes	As Restated
Sales	$646,533	$420,000	$1,066,533
Cost of sales	437,800	297,859	735,659
Gross margin	$208,733		$330,874
General and administrative expenses	322,477		322,477
Income (Loss) from operations	$(113,744)		$8,397
Interest expense	(37,454)		(37,454)
Net income (loss)	$(151,198)		$(29,057)
Net income (loss) per common share:
Basic	$(0.02)		$(0.00)

Phoenix International Ventures, Inc.
Notes to the Condensed Consolidated Financial Statements
 (Unaudited)
Note 4 - Geographical Segments

Product revenues are attributed to regions based on the location of the customer. The following table summarizes the Company’s geographical customer concentration of total product revenue.

	Six months ended
	June 30 ,
	2010	2009
United States	91%	89%
Europe	9%	11%

Total	100%	100%

Note 5 - Inventory

Inventory consists of parts and equipment that can be manufactured or re-manufactured for re-sale.  Non-current inventory consists of parts with limited current demand that are of limited supply.  At June 30, 2010 and June 30, 2009, inventory consisted of the following:

	2010	2009
Raw materials	$136,589	$118,500
Work in process	-	272,198
Total	$136,589	$390,698
Non-current(classified as other asset)	114,000	114,000
Inventory, current	$22,589	$276,698

Note 6 – Long Term Contracts

The Company has certain long-term contracts to design and manufacture equipment. The Company periodically reevaluates its cost estimates in connection with its long term contracts and may estimate that the future costs exceed or be less than previous estimates.  One of these changes in estimates has caused a loss on prior periods of $122,000 which is presented as “other income (loss)” on the statement of operations. Costs and estimated earnings on the entire contracts as of June 30, 2010 are as follows:

Costs incurred on contracts	$1,584,633
Estimated contracts profit	190,799
Less: billings to date	(1,241,862)
Contract costs and related estimated profits in excess of billings, net	$533,570

The costs in excess of billings amounted to $584,965 on one contract while billings in excess of costs amounted to $51,395 on the other.

Phoenix International Ventures, Inc.
Notes to the Condensed Consolidated Financial Statements
 (Unaudited)

Note 7 - Notes Payable and Lines of Credit

The Company has a revolving line of credit from a foreign financial institution totaling $13,831 at June 30, 2010.  The line of credit bears a monthly interest ranging from 10%-13% based upon the amount extended.  As of June 30, 2010, the interest was at 13%. This item has been classified as a line of credit.

The Company had a revolving line of credit from a financial institution totaling $35,000.   In October 2009, the line of credit converted to an installment note payable in equal installments of $883 per month which includes interest at 9.75% and  principal until September 30, 2013.  As of June 30, 2010, the Company owed $29,424 on this note payable.

In July and August 2009, two investors extended their promissory note arrangements that were entered into in the previous year in the aggregate principal amount of $89,474 for an additional one year  bearing 15% interest per annum. These notes will mature in the fiscal quarter ending September 30, 2010. In exchange for the extension, the lenders were issued shares of the Company’s common stock equal to 5% of the principal amount of the notes. The Company issued an aggregate of 4,110 shares in connection with these notes.

In June and August 2009, the Company entered into three new promissory note agreements with related parties (one note with an Israeli individual and two notes with Cyprus corporation), in the aggregate amount of $125,000. These notes are to be paid in full at various dates between  June 18, 2010  and  August 23, 2010 and bear interest at 15% per annum. In addition, the lenders were issued shares of the Company’s common stock equal to 5% of the principal amount of the notes upon execution. In total, the Company issued an aggregate of  6,479 shares in connection with these notes.

 In February and  March  2010, the Company entered into promissory note agreements with related parties in the aggregate amount of $175,000. These notes are to be paid in full at various dates between  February and March of  2012 and  bear interest at 11% per annum.  In addition, the lenders were issued shares of the Company’s common  stock equal to 14% of  the principal amount of the notes.  In total, the Company issued an aggregate of 24,640 shares in connection with these notes.

During May and June 2010,  two new one year promissory notes were entered  into with the aggregate principal amount of  $65,290  bearing interest at  11%.   As an incentive to enter the transaction, the lenders were issued shares of the Company’s common stock equal to 7% of the principal amount of the notes. The Company issued an aggregate of 4,711 shares in connection with these notes.

During June 2010, one of the notes  to the Cyprus corporation for $50,000 was extended for an additional year. The note bear  interest of 11% per annum and the Company was also required to issue 3,684 shares of common stock as an incentive to enter into an extension. As of June 30, 2010  these s hares had  not been issued yet.

As of June 30, 2010 unsecured promissory note agreements consisted of the following:

Note	Interest APR	Incentive shares
Short term notes(1year)
Note to related party maturing on June 30, 2010	15%	2,941
Note to an Israeli corporation on maturing on July 21, 2010	15%	2,294
Note to an Israeli individual maturing on August 18, 2010	15%	1,816
Note to a related party Cyprus corporation maturing on August 20, 2010	15%	1,157
Note to an Israeli individual maturing on May 1, 2011	11%	2,943
Note to an Israeli individual maturing on May 31, 2011	11%	1,786
Note to a related party Cyprus corporation maturing on August 20, 2010	11%	3,684

Long term notes(2year)
Note to related party maturing on February 2, 2012	11%	14,140
Note to a related party Cyprus corporation maturing on March 24, 2012	11%	10,500

Phoenix International Ventures, Inc.
Notes to the Condensed Consolidated Financial Statements
 (Unaudited)
At June 30, 2010, a summary of all notes payable:

	Total
	Amount	Current
Unsecured note payable to a financial institution in a foreign country; 12.4% per annum	$4,374	$4,374
Secured note payable to a financial institution; monthly payments of $756 until 2012; collateralized by an automobile	21,167	9,827
Unsecured promissory note agreements(1 year); effective interest rates are 15% and 11% due in 2010 and 2011	281,215	281,215
Unsecured promissory note agreements(2 year); effective interest rates are approximately 11% due in 2011	178,642	3,642
Secured note payable to a financial institution; monthly payments of $671 until 2014; interest at 7.99%;collateralized by an automobile	29,557	5,524
Unsecured note payable to a financial institution; 9.75% per annum; monthly payments of $883 until 2013	29,424	7,704
Total:	$544,379	$312,286

Note 8 - Related Party Transactions

As of June 30, 2010, the Company owed a total of $539,431 to related parties of which $236,171 was deferred and accrued salaries to its officers, $68,471 was vacation payable to the officers, $109,811 was fees owed in relation to a consulting agreement entered into with a related party on April 26, 2007, and  $123,000 were purchases of  parts and inventory from a related party.

In addition to this amount, the Company owed an officer for his advances totaling $408,836, of which $39,461 is due in the current year.  As of June 30, 2010, there was no arrangement to pay out this sum and the officer agreed to consider the Company’s cash reserves in collecting this advance. These advances are non-interest bearing and the officer has agreed not to demand payment of the long term portion during the current fiscal year.

Note 9 - Commitments and Contingencies

The Company leases a 10,300 square foot operating facility under a lease term which commenced on March 1, 2009 and expires on February 28, 2011.  Minimum lease payments remaining for the facility total $32,960.  Lease expenses through  June 30, 2010 were  $24,720 compared to $32,430  in  June 30, 2009.  During the second and third quarters of 2009, the Company had  leases on two facilities.

On May 26, 2006, the Company entered into a settlement agreement relating to a legal dispute with Kellstrom totaling $1,173,913 plus interest.  As part of the settlement, the Company was required to provide $500,000 in trade credits and a $566,154 payment contingent upon the event the Company was awarded an  Air Start Cart development contract prior to May 26, 2008 in the minimum amount of $10,000,000.  This settlement was then  reflected in the Company’s financial statements. The contingent payment was directly tied to the contract award. The contract was not received by May 26, 2008 but all other terms of the settlement, except for the provision of trade credits, were satisfied.  Since the contingency expired without being met, the Company recovered the previously recognized contingent liability in the amount of $566,154. The remaining trade credits of $500,000 were granted to Kellstrom towards the purchase of materials, repairs, maintenance, and overhaul services.   The credits were due upon receipt of a purchase order from Kellstrom but the Settlement Agreement did not provide a specific termination date in lieu of full satisfaction.   While there is no specific requirement to pay Kellstrom cash in lieu of the trade credits if they fail to execute a purchase order, Kellstrom has reserved the right to pursue any remaining settlement amounts in the event the Company fails to honor the remaining trade credit obligation. As of June 30, 2010, a balance of $384,000 remained outstanding on the trade credits.

Note 10 – Subsequent events:

Subsequent events were evaluated through August 16, 2010.

The Company has repaid a $50,000 note arrangement that matured on June 30, 2010 in August 2010.

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

These forward-looking statements speak only as of the date of this Quarterly Report.  Subject at all times to relevant federal and state securities law disclosure requirements, we expressly disclaim any obligation or undertaking to disseminate any update or revisions to any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.  Consequently, all of the forward-looking statements made in this Quarterly Report are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

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

Results of Operations

Financial Information - Percentage of Revenues
(Unaudited)

	Six Months ended
	June 30,
	2010	2009
Revenues	100%	100%
Cost of Goods Sold	-88%	-70%
Gross Profit	12%	30%
Operating Expenses:
General and Administrative	-30%	-40%
Total Operating Expenses	-30%	-40%
Other Income (Expenses)	-9%	-4%
Income (Loss) before Taxes	-27%	-13%
Net income (loss)	-27%	-13%

Results of Operations-Fiscal Summary

Comparison of the six months ended June 30, 2010 and June 30, 2009

Revenues.  Revenues increased 7% to $1,702,351 for the six months ended June 30, 2010, compared to $1,578,375 for the six months ended June 30, 2009.

For the six months ended June 30, 2010, remanufacturing revenue accounted for 50% of our total revenue, manufacturing and design accounted for 31%,  parts trading accounted for 11%,  and study contracts were 8% of revenues.  This compares to remanufacturing of  40%, manufacturing and design of  30%, study contracts of 19% and parts trading of  11% of revenues for the six months ended June 30, 2009.

There was an increase in remanufacturing revenue as a result of the conclusion of a large purchase order for remanufactured air start carts.  These units are typically of high dollar volume. Management believes that there will be a reduction in revenue from this stream in nominal numbers in the next six months. The Company did receive an order for one remanufactured air start cart unit which is expected to be delivered in the second half of 2010.

Manufacturing and design was the second highest revenue producing stream primarily due to a large manufacturing and design contract. The Company has already recognized revenue for approximately 68% of contract to design, test and manufacture aircraft engine trailers.  Management believes this order will comprise a significant portion of our future revenues. This order also contains an option for the customer to order additional units which, if exercised, will lead to additional revenues. The Company has accumulated approximately $584,965 of costs in excess of billings on this contract. The billing and collection of the costs in excess of billings is partly depended on reaching some milestones that are expected to occur in the near future.

Revenue from study orders decreased during the final stages of performance on existing contracts during the six month ended June 30, 2010. The Company did not receive additional study type orders during the six months ended June 30, 2010 and management believes that revenue from this stream will decrease in the future. Management believes, although there can be no assurance, that completed study orders may spawn additional orders to remanufacture and/or manufacture the equipment studied thereby, increasing manufacturing and remanufacturing revenue in the future.

Parts trading revenue remained at similar volumes during the six months ended June 30, 2010 compared to the same period in 2009.  Management expects, although there can be no assurance, that this revenue stream will decrease during the remainder of the year ended December 31, 2010.

The Company has diverse contracts with large customers which make up significant portions of revenue. The United States Air Force and  Navy represented 27% of the Company’s revenues for the six months ended June 30, 2010.  The remaining 73% of revenues were to aerospace companies and military contractors. Two customers represented 77% of the Company’s revenues for the six months ended  June 30, 2010. Management feels that similar trends will continue in the near future.

Cost of Sales. Cost of sales consists primarily of sub-contractors and  raw materials used in the manufacturing and remanufacturing processes, along with labor and allocations of  indirect labor and overhead.  Cost of sales increased to $1,494,431 for the six months ended June 30, 2010, compared to $1,099,074 for the six months ended June 30, 2009, representing 88% and 70% of total revenues for the six months ended for each period, respectively.

Cost of sales as a percentage of revenue increased on design and manufacturing contracts as costs were adjusted  higher than previously expected, this resulted  in a decrease of  gross margin on this project which comprises 27% of our revenues for the six months ended  June 30, 2010.

In addition we saw significant  increases  in external engineering and  internal labor costs regarding  the Company’s remaining study contract. The Company also, did not have any work in process to inventory for June 30, 2010.  Finally some cost allocations were made  from  general  and  administrative accounts to cost of sales accounts including  reallocation of some salaries, facilities costs and other costs during the six months ended June 30, 2010 to appropriately reflect cost of sales. These allocations were not done in the six months ended June 30, 2009.

General and Administrative Expenses.  General and administrative expenses decreased 18% for the six months ended  June 30, 2010  to  $513,202 compared  to $632,076 during the six months ended June 30, 2009.  A portion of the decrease can be attributable to the cost allocations described above, the Company also saw a reduction in accounting fees.  Management expects, although there can be no assurance, general and administrative expenses will continue at these levels in the near future.

As a percentage of revenues, general and administrative expenses decreased to 30% of total revenue for the six months ended June 30, 2010, as compared to 40% of total revenue for the six months ended June 30, 2009.  Management further believes, although there can be no assurance, that the current general and administrative infrastructure can accommodate significantly higher revenue volume.

Interest Expense and Other Income. Interest expense decreased by 11% to $39,449 for the six months ended June 30, 2010, from $57,641 for the six months ended June 30, 2009.  Notes entered into in 2009 which mature in 2010 carry interest at 15% per annum and  include  incentive shares of common stock equal to 5% of the principal amount of the notes. Notes entered into in 2010 carry interest at 11% per annum and include shares of common stock equal to 7% of the principal amount of the notes.  We expect total interest expense  to decrease or remain the same during the remainder of the year ended  December 31, 2010.

Other loss.  At March 31, 2010 we recorded a loss adjustment of $122,000 relating to a long term contract. Due to an anticipated higher  cost associated with this contract than previously estimated.  Due to this change in estimate, we recorded a loss on prior periods.

Taxes on Income. We  had  no  tax  liabilities for either of the six months ended June 30, 2009 or June 30, 2010.

Net Loss.  Net loss for the six  months ended June 30, 2010 amounted to ($466,731) compared to a net loss of ($210,416) for the six  months ended  June 30, 2009.

Comparison of the three months ended June 30, 2010 and June 30, 2009

Revenues.  Revenues decreased 46% to $571,249 for the three months ended  June 30, 2010, compared  to $1,066,553 for the six months ended  June 30, 2009 as restated.

For the three months ended June 30, 2010, remanufacturing revenue accounted for 37% of our total revenue, manufacturing and design accounted for 34%,  parts trading accounted for 5%,  and study contracts were 23% of revenues.  This compares to remanufacturing of  59%, manufacturing and design of  27%, study contracts of  11% and parts trading of 3% of revenues for the three months ended  June 30, 2009.

In nominal numbers, revenues declined in all revenue streams except for study contract  revenue in the three months ended June 30, 2010 as compared to the three months ended  June 30, 2009. Management believes that revenues will continue to be lower than comparable periods of 2009 in the near future. Management expectations regarding additional remanufacturing orders did not materialize during the three months ended June 30, 2010. The company did receive an order for one additional remanufactured air start cart unit which is expected to be delivered in the second  half of 2010. Management believes, although there can be no assurance, that additional orders will be issued to the company in the near future.

Revenue from study orders remained at similar volumes. The Company did not receive additional study type orders during the three months ended June 30, 2010 and  management believes that revenue from this stream will decrease in the future. Management believes, although there can be no assurance, that completed study orders may spawn additional orders to remanufacture and/or manufacture the equipment studied thereby, increasing manufacturing and remanufacturing  revenue in the future.

Cost of Sales.  Cost of sales consists primarily of sub-contractors and raw materials used in the manufacturing and remanufacturing processes, along with labor and allocations of indirect labor and overhead. Cost of sales decreased to $488,279 for the three months ended June 30, 2010, compared to $735,659 for the three months ended June 30, 2009 primarily due to a decrease in revenues. Cost of sales representing 85% and  68% of total revenues for the three months ended for each period respectively.

Cost of  sales as a percentage of revenue increased due to an  increase in the estimated costs on design and manufacturing contracts as costs were adjusted to be higher than previously expected, this resulted in a decrease of  gross margin on this project which comprises 34% of our revenues for the six months ended June 30, 2010.

In addition we saw significant increases in external engineering and  internal labor costs regarding the  Company’s remaining study contract. The Company, also, did  not have any work in process inventory for June 30, 2010.  Finally, some cost allocations were made from general and administrative accounts to cost of sales accounts including reallocation of some salaries, facilities costs and other costs during the three months ended June 30, 2010 to appropriately reflect cost of sales. These allocations were not done in the three months ended June 30, 2009.

General and Administrative Expenses. General and administrative expenses decreased 30% for the three months ended June 30, 2010 to $224,726 compared  to $322,477 during the six months ended June 30, 2009.  A portion of the decrease can be attributable to the cost allocations described above; the Company also saw a reduction in accounting fees and travel expenses.  Management expects, although there can be no assurance, that general and administrative expenses will continue at these levels in the near future.

As a percentage of revenues, general and administrative expenses increased to 39% of total revenue for the three months ended June 30, 2010, as compared to 30% of total revenue for the three months ended June 30, 2009. The changes in general and administrative expenses as percentage of revenues are primarily attributed to the decrease in revenues.  Management further believes, although there can be no assurance, that the current general and administrative infrastructure can accommodate significantly higher revenue volume.

Summary of Liquidity and going concern

At  June 30, 2010, we assessed the Company’s ability to continue as a going concern. We have a working capital deficit of  $1,883,649 and accumulated deficit of  $3,638,818, along with a net loss of $466,731 for the six months ended June 30, 2010. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Our financial situation deteriorated during the last six months primarily because management’s expectations regarding additional short term orders did not materialize during the last six months coupled with increased costs and delays in the company’s major design and manufacturing contract. Management expects, although there can be no assurance, additional orders will be received by the Company in the near future; we also expect that some of these orders will provide advances to assist our working capital needs. The Company may be unable to finance its operations solely from revenues from operations.

We have developed a plan to address the financial situation and believe the Company can still finance a significant portion of its operations through monetizing its current backlog as well as future orders. We found it necessary during the first six months of 2010 to extend and issue new debt through promissory notes to replace previous note arrangements and raise additional operating capital.  In addition, we have deferred significant salaries to officers and deferred payments to many suppliers for long periods of time. The plan is based on the Company’s current assets, primarily billing and collecting costs in excess of billings, completing backlog orders, obtaining new orders, and meeting expectations regarding revenues and operating costs.

The Company may need to depend on additional capital raising efforts, obtain and maintain favorable contracts, and achieve greater operating efficiencies anticipated with increased production levels.  The company believes it is viable for the next twelve months partly based on the expectation that it will receive additional orders and conduct successful money raising activities. There can be no assurance that the Company’s future efforts and anticipated operating improvements will be successful.

We currently have $584,965 of costs in excess of billings which we expect to bill and collect in the near future. The billing of this amount is also dependent on reaching certain contractual milestones. We have diverse customer payment arrangements regarding our contracts. Certain contracts require payments upon delivery and have a net 30 payment schedule while other contracts allow for advances or milestone billing which enables the Company to obtain financing for the production process which is typical in all of our revenue streams.

Cash Flows (Operating, Investing, and Financing)

Cash as of June 30, 2010, amounted to $58,193 compared to $148,478 as of  December 31, 2009, which is a decrease of  $90,285.

Cash used in operating activities increased by $82,753 to $270,198 for the six months ended June 30, 2010 from $187,445 for the six months ended June 30, 2009.  Inventory and work in process decreased significantly and resulted in an increase in cash as delivery of certain products were made and no further inventory was accumulated.  However,  these increases in cash  were lower than  the  changes in accounts receivable, customer deposits,  and cost in excess of billings that decreased cash flow  In summary, cash decreased during the six months  ended June 30, 2010 primarily due to reduced accounts receivable, earned deposits, and  accumulated cost  in excess of  billings.

As our products consist of large items of equipment, changes in the cash flow items period to period are subject to significant fluctuations which might not be attributable to a trend but rather to specific circumstances of a delivery and cutoff date.

Net cash provided by financing activities for the six  months ended  June 30, 2010 was $211,936, which is related to the issuance of  two promissory notes and the extension of one other during the quarter.  These notes also included an additional obligation to issue shares of common stock.

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

On January 29, 2009, we entered into an agreement to lease a new production facility starting March 1, 2009 until February 28, 2011 at a monthly rent of $4,120.  Minimum payments on this lease for the next twelve months will be $49,440.

Sources of Liquidity

We shall continue to finance a significant portion of our operations through monetizing our current backlog and deliveries on new orders we expect to receive, although there can be no assurance we will be successful. In addition the Company is pursuing financing activities through the issuances of debt and / or equity instruments as necessary. Please see summary of Liquidity and Going Concern section above.

As of June 30, 2010, we had backlog orders of approximately $3 million compared to a backlog of $7.1 million for June 30, 2009.  Management believes a significant portion of our backlog will be delivered during the next twelve months.  Additionally, management is expecting, although there can be no assurance, that additional orders will materialize during that time.  Included  in  our  2010  backlog  is  $2,800,000  consisting  of  a  Department of Defense program designated to Phoenix Aerospace projects.  In this program we will supply the Department of Defense with parts linked to products we developed.  We expect, although there can be no assurance, to see significant revenue from this program in 2010.

Debt and Capital

We are pursuing the raising of additional capital through private and/or public placements to fund our operations, although there can be no assurance that our efforts will be successful.

We have issued several promissory note arrangements in 2009 and 2010 that amount to $281,215 as of June 30, 2010. These notes mature in 2010 and 2011.  The notes issued in 2009 bear interest at 15%   while  the  notes issued  in 2010 bear interest at 11%.  Incentive stock shares were also issued along with these notes.  Management believes, although there can be no assurance, that we will be able to repay or extend these notes or enter into new note arrangements at terms  similar to the current note arrangements to the Company.

In February and March 2010, we entered into long term promissory note agreements with related parties in the aggregate amount of $175,000, including accrued interest of $3,642 as of June 30, 2010.  These notes are to be paid in full at various dates between February and March of 2012 and bear interest at 11% per annum.  In addition, the lenders were issued additional shares of the Company’s common stock equal to 7% of the principal amount of the notes. In total, we issued an aggregate of 24,640 shares in connection with these notes.

During May and June 2010, two new one year promissory notes were entered in with the aggregate principal amount of $65,290 bearing interest at 11% per annum.   As an incentive to enter into these transactions, the lenders were issued shares of the Company’s common stock equal to 7% of the principal amount of the notes. The Company issued an aggregate of 4,711 shares in connection with these notes.

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

(b) Changes in Internal Control over Financial Reporting: During the six months ended June 30, 2010, we implemented new procedures, including updated procedures relating to accounting which include greater scrutiny over cut-off   issues, work in process and revenue recognition.  Although we believe these new controls and procedures are reasonably expected to improve our internal control over financial reporting we have not yet experienced sufficient reporting cycles to test these new controls, and so we cannot yet attest to their effectiveness.

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

During May and June 2010 two new one year promissory notes were entered in with the aggregate principal amount of $65,290 bearing interest 11%.   As an incentive, the lenders were issued shares of the Company’s common stock equal to 7% of the principal amount of the notes. The Company issued an aggregate of 4,711 shares in connection with these notes.

During June 2010, the company extended a note to a Cyprus corporation for 50,000 for an additional year. The note bears interest at 11% per annum and the Company was also required to issue an additional 3,684 shares of common stock as an incentive to enter into this extension. As of June 30, 2010 these shares had not yet been issued.

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

Phoenix International Ventures, Inc.
(Registrant)

August 16, 2010	By:	/s/ Zahir Teja
Zahir Teja
President and Chief Executive Officer

August 16 , 2010	By:	/s/ Neev Nissenson
Neev Nissenson
Chief Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS

No.	Exhibit
4.1	Form of uncollateralized promissory note
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.