Form 10-Q
period 2010-09-30
Phoenix International Ventures, Inc.
filed 2010-11-15
CIK 1383637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2010.

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

The number of shares outstanding of the issuer’s common stock, as of November 15, 2010 was 8,142,657.

Phoenix International Ventures, Inc.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

Index to Financial Statements
Page
Condensed Consolidated Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009	4
Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2010 and 2009 and for the Nine Months Ended September 30, 2010 and 2009 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009 (Unaudited)	6
Notes to Condensed Consolidated Financial Statement (Unaudited)	7

Phoenix International Ventures, Inc
Condensed Consolidated Balance Sheet as of

	September 30,	December 31,
	2010	2009
Assets	(Unaudited)	(Audited)
Current assets
Cash	$(5,803)	$148,478
Accounts receivable, net	32,691	61,329
Cost in excess of billings	458,930	277,519
Inventory	172,155	437,595
Prepaid and other current assets	3,079	7,306

Total current assets	$661,052	$932,227

Property and equipment, net	100,201	73,514

Other assets	141,685	118,200

Total assets	$902,938	$1,123,941

Liabilities and Stockholders' (Deficit)

Current liabilities
Line of credit	$14,382	$13,087
Accounts payable	923,768	599,167
Other accrued expenses	296,720	146,979
Customer deposits	216,104	450,835
Notes payable, current portion net of discounts	274,404	253,721
Legal settlement	384,000	384,000
Due related party	618,395	536,280
Officer loans	39,461	39,461

Total current liabilities	$2,767,234	$2,423,530

Long term liabilities
Notes payable	227,658	67,849
Officer advances	369,375	369,375
Total long term liabilities	$597,033	$437,224
Total liabilities	$3,364,267	$2,860,754

Commitment and Contingencies	-	-

Stockholders' (deficit)
Preferred stock - $0.001 par value; 1,000,000 shares
authorized; zero shares issued and outstanding	-	-
at September 30, 2010 and December 31,2009
Common stock - $0.001 par value; 50,000,000 shares
authorized; 8,142,657 and 8,133,902 shares	8,143	8,113
issued and outstanding at September 30, 2010 and December 31,2009
Additional paid in capital	1,456,507	1,427,160
		-
Accumulated Deficit	(3,925,979)	(3,172,086)

Total stockholders' deficit	$(2,461,329)	$(1,736,813)

Total liabilities and stockholders' (deficit)	$902,938	$1,123,941
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Phoenix International Ventures, Inc
Condensed Consolidated Statements of Operations
 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010 (unaudited)	2009	2010 (unaudited)	2009
Sales	$250,075	$1,155,596	$1,952,427	$2,733,970
Cost of sales	285,453	801,674	1,779,883	1,900,603
Gross margin	$(35,378)	$353,922	$172,544	$833,367

Operating expenses
General and administrative expenses	$210,077	$309,922	$723,302	$936,280

Total operating expenses	$210,077	$309,029	$723,302	$936,280

Income (loss) from operations	$(245,455)	$44,893	$(550,758)	$(102,913)

Other Income	(15,071)	-	(137,071)	-
Interest expense	(26,613)	(12,781)	(66,063)	(72,376)

Net Income (Loss) before taxes	$(287,139)	$32,112	$(753,892)	$(175,289)

Income taxes	-	-	-	-

Net income (loss)	$(287,139)	$32,112	$(753,892)	$(175,289)

Net income per common share:
Basic	$(0.04)	$-	$(0.09)	$(0.02)
Diluted	$(0.04)	$-	$(0.09)	$(0.02)

Weighted average shares outstanding:
Basic	8,142,657	8,054,844	8,133,902	8,049,457
Diluted	8,142,657	9,625,866	8,133,902	8,049,457
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Phoenix International Ventures, Inc.
Condensed Consolidated Statement of Cash Flows
For the Nine Months Ended September 30,
(Unaudited)

	2010	2009
Cash flows from operating activities
Net income (loss)	$(753,892)	$(175,289)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	15,811	15,765
Amortization of debt discount	5,915	39,272
Amortization of finance fees	9,391	-
Accrued interest	13,479	8,105
Change in accounts receivable	28,638	121,106
Cost in excess of billings	(181,411)	-
Change in inventory	265,440	(3,417)
Change in prepaid expenses	4,227	4,294
Change in other assets	(3,499)	(4,200)
Change in customer deposits	(234,731)	(211,531)
Change in accounts payable	324,601	125,140
Change in accrued expenses	149,741	(45,048)
Change in related party payable	82,115	24,086

Net cash used in operating activities	$(274,175)	$(101,717)

Cash flows from investing activities
Purchase of property and equipment	$(42,498)	$(7,920)

Net cash used in investing activities	$(42,498)	$(7,920)

Cash flows from financing activities
Proceeds from subscription receivable	-	-
Proceeds from notes payable	$240,290	$131,284
Repayments on notes payable	(79,193)	(147,049)
Repayments related party notes	-	-
Issuance of common stock	-	-
Proceeds from (payments on) line of credit	1,295	(1,140)

Net cash provided by (used in) financing activities	$162,392	$(16,905)

Increase in cash	$(154,281)	$(126,542)

Cash, beginning of year	148,478	225,767

Cash, end of period	$(5,803)	$99,225

Cash paid for
Interest	$34,868	$27,371
Income taxes	-	-

Non cash investing and financing activities:
Issuance of 24,640 shares of common stock with promissory notes	24,640
Issuance of 5,322 shares of common stock with promissory notes		5,000
Issuance of 4,711 shares of common stock with promissory notes	4,711
Issuance of 10,589 shares of common stock with promissory notes		10,724

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Phoenix International Ventures, Inc.
Notes to the Condensed Consolidated Financial Statements
 (Unaudited)

Note 1 - Summary of Significant Accounting Policies

Nature of Activities

Phoenix International Ventures, Inc. (“PIV” or the “Company”) was organized on August 7, 2006 as a Nevada corporation to develop business in the market of defense and aerospace. The Company’s primary business is manufacturing, re-manufacturing and upgrading of Ground Support Equipment (“GSE”) used in military and commercial aircraft.

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

Concentration of Credit Risk

The Company maintains cash in accounts with a federally insured bank located in Nevada. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000.  At times, the balances in these accounts may be in excess of the federally insured limits.  As of  September  30, 2010, the Company did not have a cash balance above the federally insured limit.

Major Customers

The Company provides services to multiple customers, but mainly provides services to two major customers.  Two major customers accounted for approximately 68% of revenue and 0% of accounts receivable. One of the above mentioned customers has $458,930 of costs in excess of billings reported as an asset in the financial statements and the Company must meet milestones before billing and collecting these amounts.

Recent Accounting Pronouncements

None

Note 2 - Financial Condition, Liquidity, and Going Concern

At September 30, 2010, the Company assessed its ability to continue as a going concern. The Company has a working capital deficit of $2,106,182 and accumulated deficit of $3,925,979, along with a net loss for the nine months ended September 30, 2010 of $753,892. The Company has discontinued making payments to most of its vendors. Additionally the Company is behind in remitting payroll taxes to the Internal Revenue Service. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

 In addition the Company has deferred significant salaries to officers and deferred payments to many suppliers. The Company has developed a plan to address its financial situation and believes it can finance a significant portion of its operations through monetizing its current backlog in particular through performing on a U.S. Air Force contract received in August 2010 for $970,584 as well as obtaining future orders. The plan is based on the Company’s current assets, primarily billing and collecting costs in excess of billings, completing backlog orders, obtaining new orders, and meeting expectations regarding revenues and operating costs.

The Company needs additional capital and it needs to obtain and maintain favorable contracts, and achieve greater operating efficiencies anticipated with increased production levels to continue as a going concern.  The company believes it is viable for the next twelve months partly based on the expectation that it will receive additional orders and conduct successful money raising activities. There can be no assurance that the Company’s future efforts and anticipated operating improvements will be successful.

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

	Nine months ended September 30 ,
	2010	2009
United States	92%	86%
Europe	8%	14%
Total	100%	100%

Note 4 - Inventory

Inventory consists of parts and equipment that can be manufactured or re-manufactured for re-sale.  Non-current inventory consists of parts with limited current demand that are of limited supply.  At September 30, 2010 and September 30, 2009, inventory consisted of the following:

	September 30, 2010	September 30, 2009
Raw materials	$136,589	$135,409
Work in process	149,566	54,524
Total	$286,155	$189,933
Non-current(classified as other asset)	114,000	-
Inventory, current	$172,155	$189,933

Note 5 – Long Term Contracts

The Company has certain long-term contracts to design and manufacture equipment. The Company periodically reevaluates its cost estimates in connection with its long term contracts and may estimate that the future costs exceed or be less than previous estimates.  One of these changes in estimates has caused a loss on prior periods of $122,000 which is presented as “other income (loss)” on the statement of operations.  Another adjustment occurred during the quarter ending September 30, 2010 when unused parts were transferred from a long term project to inventory in order to satisfy deliveries on another current contract.  This adjustment reduced Costs in Excess of Billing on the project the parts were taken from and was recorded in “other income (loss)”. The items will be removed from inventory and charged to cost of sales when used in a future project. Costs and estimated earnings on the entire contracts as of September 30, 2010 are as follows:

Costs incurred on contracts	$1,387,032
Estimated contracts profit	161,420
Less: billings to date	(1,089,522)
Contract costs and related estimated profits in excess of billings, net	$458,930

Note 6 - Notes Payable and Lines of Credit

The Company has a revolving line of credit from a foreign financial institution totaling $14,382 at September 30, 2010.  The line of credit bears a monthly interest ranging from 10%-13% based upon the amount extended.  As of September 30, 2010 the line was fully extended, the interest was at 13%. This item has been classified as a line of credit.

The Company had a revolving line of credit from a financial institution totaling $35,000.   In October 2009, the line of credit converted to an installment note payable in equal installments of $883 per month which includes interest at 9.75% and  principal until September 30, 2013.  As of  September 30, 2010, the Company owed $27,481 on this note payable.

In July and August 2009, two investors extended their promissory note arrangements that were entered into in the previous year in the aggregate principal amount of $89,474 for an additional one year bearing 15% interest per annum. These notes will mature in the fiscal quarter ending September 30, 2010. In exchange for the extension, the lenders were issued shares of the Company’s common stock equal to 5% of the principal amount of the notes. The Company issued an aggregate of 4,110 shares in connection with these notes.  These two notes reached maturity in the amount of $91,322 during the quarter ending September 30, 2010 and the company was unable to make payments. Subsequent to September 30, 2010, the company entered into negotiations with the investors for extensions or replacements of the notes. As of the date of the report none of these notes were extended.

In June and August 2009, the Company entered into three new promissory note agreements with related parties (one note with an Israeli individual and two notes with Cyprus corporation), in the aggregate amount of $125,000. These notes were to be paid in full at various dates between June 18, 2010 and August 23, 2010 and bore interest at 15% per annum. In addition, the lenders were issued shares of the Company’s common stock equal to 5% of the principal amount of the notes upon execution. In total, the Company issued an aggregate of 6,479 shares in connection with these notes.

During June 2010, one of the notes to Cyprus Corporation for $50,000 was extended for an additional year. The note bears interest at 11% per annum and the Company will issue 3,684 shares of common stock as an incentive to enter into the extension. As of June 30, 2010 and September 30, 2010 these shares had not been issued yet.

During the quarter ended September 30, 2010, two remaining notes reached maturity and one was paid off in the amount of $50,000. Subsequent to September 30, 2010, the company entered negotiations with the investor for extensions or replacement of the other note. As of the date of the report the note had not been extended.

In February and March 2010, the Company entered into promissory note agreements with related parties in the aggregate amount of $175,000. These notes are to be paid in full at various dates between  February and March of  2012 and  bear interest at 11% per annum.  In addition, the lenders were issued shares of the Company’s common  stock equal to an aggregate of 14% of  the principal amount of the notes.  In total, the Company issued an aggregate of 24,640 shares in connection with these notes.

During May and June 2010,  two new one year promissory notes were entered  into with the aggregate principal amount of  $65,290  bearing interest at  11%.   As an incentive to enter the transaction, the lenders were issued shares of the Company’s common stock equal to 7% of the principal amount of the notes. The Company issued an aggregate of 4,711 shares in connection with these notes.

As of September 30, 2010 unsecured promissory note agreements consisted of the following:

Note	Principal amount	Interest APR	Incentive shares
Short term notes(1year)
Note to an Israeli corporation	$50,000	15%	2,294
Note to an Israeli individual	$40,000	15%	1,816
Note to a related party Cyprus corporation	$25,000	15%	1,157
Note to an Israeli individual maturing on May 1, 2011	$40,000	11%	2,943
Note to an Israeli individual maturing on May 31, 2011	$25,000	11%	1,786
Note to a related party Cyprus corporation maturing on June 18, 2011	$50,000	11%	3,684
Total short term	230,000		13,680
Long term notes(2year)
Note to related party maturing on February 2, 2012	$100,000	11	14,140
Note to a related party Cyprus corporation maturing on March 24, 2012	$75,000	11	10,500
Total long term	$175,000		24,640

At  September 30, 2010, a summary of all notes payable:

	Total
	Amount	Current
Unsecured note payable to a financial institution in a foreign country; 12.4% per annum	$3,422	$3,422
Secured note payable to a financial institution; monthly payments of $756 until 2012; collateralized by an automobile	20,456	9,827
Unsecured promissory note agreements; effective interest rates are approximately 15% and 11% due in 2010 and 2011	239,473	239,473
Unsecured promissory note agreements; effective interest rates are approximately 11% due in 2012	183,454	8,454
Secured note payable to a financial institution; monthly payments of $671 until 2014; interest at 7.99%;collateralized by an automobile	27,776	5,524
Unsecured note payable to a financial institution; 9.75% per annum; monthly payments of $883 until 2013	27,481	7,704
	$502,062	$274,404

Note 7 - Related Party Transactions

As of  September  30, 2010, the Company owed a total of $618,395 to related parties of which $279,446 was deferred and accrued salaries to its officers, $74,160 was vacation payable to the officers, $141,789 was fees owed in relation to a consulting agreement entered into with a related party on April 26, 2007, and  $123,000 were purchases of  parts and inventory from a related party.

In addition to this amount, the Company owed an officer for his advances totaling $408,836, of which $39,461 is due in the current year.  As of September  30, 2010, there was no arrangement to pay out this sum and the officer agreed to consider the Company’s cash reserves in collecting this advance. These advances are non-interest bearing and the officer has agreed not to demand payment of the long term portion during the current fiscal year.

Note 8 - Commitments and Contingencies

During the quarter ending September 30, 2010, the company received four air conditioners returned from a customer.  These items were sold and delivered to the customer in 2009.  Correspondence from the customer indicates they do not seek warranty repair or return of the sales price. The customer requested discounts on any new sales orders for some value if the returned items. The company did not record the returned items into inventory as the value of these items has not yet been determined or agreed upon with the customer. Additionally the timing of the credit or discount is contingent upon receiving a valid new sales order and can not be estimated at this time. In no case shall the cost of this contingency be more than $420,000, which is the aggregate sales price of these units.   If a sales order is not received in the future, it may be necessary in a future period to record inventory and income for the fair value of the items received.

The Company leases a 10,300 square foot operating facility under a lease term which commenced on March 1, 2009 and expires on February 28, 2011.  Minimum lease payments remaining for the facility total $20,600.  Lease expenses through  September  30, 2010 were  $37,080 compared  to $54,080  in  September 30, 2009.  During the second and third quarters of 2009, the Company had  leases on two facilities.

On May 26, 2006, the Company entered into a settlement agreement relating to a legal dispute with Kellstrom totaling $1,173,913 plus interest.  As part of the settlement, the Company was required to provide $500,000 in trade credits and a $566,154 payment contingent upon the event the Company was awarded an  Air Start Cart development contract prior to May 26, 2008 in the minimum amount of $10,000,000.  This settlement was then  reflected in the Company’s financial statements. The contingent payment was directly tied to the contract award. The contract was not received by May 26, 2008 but all other terms of the settlement, except for the provision of trade credits, were satisfied.  Since the contingency expired without being met, the Company recovered the previously recognized contingent liability in the amount of $566,154. The remaining trade credits of $500,000 were granted to Kellstrom towards the purchase of materials, repairs, maintenance, and overhaul services.   The credits were due upon receipt of a purchase order from Kellstrom but the Settlement Agreement did not provide a specific termination date in lieu of full satisfaction.   While there is no specific requirement to pay Kellstrom cash in lieu of the trade credits if they fail to execute a purchase order, Kellstrom has reserved the right to pursue any remaining settlement amounts in the event the Company fails to honor the remaining trade credit obligation. As of September 30, 2010, a balance of $384,000 remained outstanding on the trade credits.

Note 9 – Subsequent events:

Subsequent events were evaluated through November 15, 2010.

During the quarter ended September 30, 2010, three private capital notes reached maturity dates in the aggregate amount of $116,322 and the company was not in the position to make payment.   Subsequent to September 30, 2010, the company entered into negotiations with the investors for extensions or replacements of the notes. As of the date of the report none of these notes were extended.

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

Results of Operations

Financial Information - Percentage of Revenues
(Unaudited)

	Nine Months ended
	September 30,
	2010	2009
Revenues	100%	100%
Cost of Goods Sold	-91%	-70%
Gross Profit	9%	30%
Operating Expenses:
General and Administrative	-37%	-34%
Total Operating Expenses	-37%	-34%
Other Income (Expenses)	-10%	-3%
Income (Loss) before Taxes	-39%	-6%
Net income (loss)	-39%	-6%

Results of Operations-Fiscal Summary

Comparison of the nine months ended  September 30, 2010 and September 30, 2009

Revenues.  Revenues decreased 29% to $1,952,427 for the nine  months ended September 30, 2010, compared to $2,733,970 for the nine  months ended September 30, 2009.

For the nine months ended September 30, 2010, remanufacturing revenue accounted for 44% of our total revenue, manufacturing and design accounted for 35%,  parts trading accounted for  9%,  and study contracts were 12% of revenues.  This compares to revenue from  remanufacturing of  38%,  from manufacturing and design of  33%, from study contracts of 14% and from parts trading of  15% of revenues for the nine months ended September 30, 2009.

In nominal numbers the company experienced decreases in all its revenue streams as shown below:

	Nine months ended September 30, 2010	Nine months ended September 30, 2009	Difference
Remanufacturing	$855,600.00	$1,049,300.00	$(193,700.00)
Manufacturing	686,321.00	903,592.00	(217,271.00)
Study	224,860.00	404,993.00	(180,133.00)
Parts	185,646.00	376,085.00	(190,439.00)
	$1,952,427.00	$2,733,970.00	$(781,543.00)

Remanufacturing revenues decreased due to the receipt of fewer contracts for delivery in 2010 than 2009. Typically remanufactured units are of high dollar volume. Management believes that there will continue to be a reduction in revenue from this stream over the next three months. The Company did receive an order for one remanufactured air start cart unit which is expected to be delivered within the next six months.

The Company had two long term manufacturing and design contracts, one to design aircraft engine trailers and one to design an engine adapter.  Manufacturing and design revenue decreased in 2010 primarily due to completing the more cost intensive portion of the project during 2009 and less costs incurred in 2010. Management believes when the project meets milestones and enters into its final phase of manufacturing; the first engine trailer production units will recognize additional revenues.  This order also contains an option for the customer to order additional units which, if exercised, will lead to additional revenues.

During the quarter the Company transferred parts purchased for the trailer project to inventory to satisfy delivery on a new contract which was received in August 2010. This trailer project has accumulated approximately $458,930 of costs in excess of billings. The Company finished the other contract it had for the design of engine adapters during the quarter. The billing and collection of the costs in excess of billings is partly depended on reaching milestones that are expected to occur in the near future.

Revenue from study orders decreased during the final stages of performance on existing contracts during the nine month ended September 30, 2010. The Company did not receive additional study type orders during the nine months ended September 30, 2010 and management believes that revenue from this stream will decrease in the future possibly to zero. Management believes, although there can be no assurance, that completed study orders may spawn additional orders to remanufacture and/or manufacture the equipment studied thereby, increasing manufacturing and remanufacturing revenue in the future.

Parts trading revenue decreased during the nine  months ended September 30, 2010 compared to the same period in 2009.   Management expects, although there can be no assurance, that this revenue stream will decrease during the remainder of the year ended December 31, 2010.

The Company has diverse contracts with a few large customers which make up significant portions of revenue. The United States Air Force and  Navy represented 25% of the Company’s revenues for the nine months ended September 30, 2010.  The remaining 75% of revenues were to aerospace companies and military contractors. Two customers represented  68% of the Company’s revenues for the nine  months ended  September 30, 2010. Management feels that similar trends will continue in the near future.

Cost of Sales. Cost of sales consisted primarily of sub-contractors and raw materials used in the manufacturing and remanufacturing processes, along with labor and allocations of indirect labor and overhead.  Cost of sales decreased  to $1,779,883 for the nine  months ended  September 30, 2010, compared to $1,900,603 for the nine months ended September 30, 2009, representing 91% and 70% of total revenues for the nine months ended for each period, respectively.

Cost of sales as a percentage of revenue increased on design and manufacturing contracts as costs were adjusted higher than previously expected, this resulted in a decrease of gross margin on this project which comprised 24% of our revenues for the nine months ended September 30, 2010. Additionally, a smaller long-term contract was completed with a less than expected gross profit margin. Also, there were fewer remanufacturing deliveries which partly caused the reduced margin.

There was a decrease in materials purchased for all revenue streams. There were also decreases in external engineering and internal labor costs regarding the Company’s largest long-term manufacturing contract as engineering was completed and those resources were shifted away to the smaller long term project. Additionally cost allocations were made from general and administrative accounts to cost of sales accounts, including reallocation of some salaries, facilities costs and other costs during the nine months ended September 30, 2010 to appropriately reflect cost of sales. These allocations were not completed for the nine months ended September 30, 2009.

General and Administrative Expenses.  General and administrative expenses decreased 22% for the nine months ended  September 30, 2010  to  $723,302 compared  to $936,280 during the nine months ended September 30, 2009.  A portion of the decrease can be attributable to the cost allocations described above. The Company also saw a reduction in travel and other expenses during the period.

As a percentage of revenues, general and administrative expenses increased to 37% of total revenue for the nine months ended September 30, 2010, as compared to 34% of total revenue for the nine months ended September 30, 2009. This was primarily due to reduced revenues and similar administrative expenses. Management further believes, although there can be no assurance, that the current general and administrative infrastructure can accommodate significantly higher revenue volume.

Interest Expense and Other Income. Interest expense decreased by 1% to $66,063 for the nine  months ended September 30, 2010, from $72,376 for the nine  months ended September 30, 2009. Notes entered into in 2009 which mature in 2010 carry interest at 15% per annum and include incentive shares of common stock equal to 5% of the principal amount of the notes. Notes entered into in 2010 carry interest at 11% per annum and include shares of common stock equal to 7% of the principal amount of the notes.  We expect total interest expense to remain the same during the remainder of the year ended December 31, 2010.

Other loss.  At September 30, 2010 there was a loss adjustment of $137,071 relating to a long term contract.  One adjustment was made in the three months ending March 31, 2010, due to an anticipated higher cost associated with this contract than previously estimated. Another adjustment to the long term project occurred during the quarter ending September 30, 2010 when unused parts were transferred from a long term project into inventory to satisfy completion and delivery for a different contract.

Taxes on Income. We  had  no  tax  liabilities for either of the nine months ending September 30, 2009 or September  30, 2010.

Net Loss.  Net loss for the nine  months ended September 30, 2010 amounted to ($753,892) compared to a net loss of ($175,289) for the nine  months ended  September 30, 2009.

Comparison of the three months ended September 30, 2010 and September 30, 2009

Revenues.  Revenues decreased 78% to $250,075 for the three months ended September 30, 2010, compared to $1,155,596 for the three months ended September 30, 2009.

For the three months ended September 30, 2010, remanufacturing revenue accounted for 0% of our total revenue, manufacturing and design accounted for 63%, parts trading accounted for 0%, and study contracts were 37% of revenues.  This compares to remanufacturing of  36%, manufacturing and design of 36%, study contracts of  10% and parts trading of  18% of revenues for the three months ended  September 30, 2009.

In nominal numbers, revenues declined in all revenue streams and there were no revenues from remanufacturing and parts sales for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.The company received an order for one additional remanufactured air start cart unit which is expected to be delivered within the next six months. Additionally, there were reduced revenues related to a long term manufacturing contract as less costs and revenue was recognized for this project. Management believes, although there can be no assurance, that additional orders will be issued to the company in the near future.

Revenue from study orders decreased. The Company did not receive additional study type orders during the nine  months ended  September 30, 2010 and  management believes that revenue from this stream will decrease in the future. Management believes, although there can be no assurance, that completed study orders may spawn additional orders to remanufacture and/or manufacture the equipment studied thereby, increasing manufacturing and remanufacturing  revenue in the future.

Cost of Sales.  Cost of sales consisted primarily of sub-contractors and raw materials used in the manufacturing and remanufacturing processes, along with labor and allocations of indirect labor and overhead. Cost of sales decreased to $285,453 for the three months ended  September 30, 2010, compared to $801,674 for the three months ended September 30, 2009 primarily due to a decrease in revenues. Cost of sales represented 114% and 69% of total revenues for the three months ended for each period respectively.

Cost of sales as a percentage of revenue increased to 114%, meaning that cost of sales was more than our revenue for the three months ended September 30, 2010. This is a result of low margin orders being performed and the allocation the company’s production infrastructure costs on a very low volume of revenue.

There was a decrease in materials purchased for all revenue streams. There were also significant decreases  in external engineering and  internal labor costs regarding  the Company’s largest long term manufacturing  contract as engineering  was completed and  those resources were shifted to the smaller long term project. Additionally cost allocations were made from general and administrative accounts to cost of sales accounts including reallocation of salaries, facilities costs and other costs during the three months ended September 30, 2010 to appropriately reflect cost of sales. These allocations were completed for the three months ended September 30, 2009.

General and Administrative Expenses. General and administrative expenses decreased 32% for the three months ended September 30, 2010 to $210,077 compared to $309,029 during the three months ended September 30, 2009.  A portion of the decrease can be attributable to the cost allocations described above; the Company also saw a reduction in travel expenses and other expenses. Management expects, although there can be no assurance, that general and administrative expenses will continue at these levels in the near future.

As a percentage of revenues, general and administrative expenses increased to 84% of total revenue for the three months ended September 30, 2010, compared to 27% of total revenue for the three months ended September 30, 2009. The changes in general and administrative expenses as a percentage of revenues are primarily attributable to the decrease in revenues.  Management further believes, although there can be no assurance, that the current general and administrative infrastructure can accommodate significantly higher revenue volume.

Summary of Liquidity and going concern

At September 30, 2010, we assessed the Company’s ability to continue as a going concern. The Company has a working capital deficit of  $2,106,182 and accumulated deficit of  $3,925,979, along with a net loss of $753,892 for the nine months ended September 30, 2010. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company’s financial situation deteriorated during the last nine months primarily because management’s expectations regarding additional short term orders did not materialize during the this period coupled with increased costs and delays in the company’s major design and manufacturing contract. Management expects, although there can be no assurance, that additional orders will be received by the Company in the near future; we also expect that some of these orders will provide advances to assist our working capital needs. The Company may be unable to finance its operations solely from revenues from operations.

We have developed a plan to address the financial situation and believe the Company can still finance a significant portion of its operations through monetizing its current backlog in particular through performing on a U.S. Air Force contract received in August 2010 for $970,584 which should provide a steady monthly income that should cover most of our operating costs. This contract is expected to last through the second quarter 2011 and may be extended for an additional 6-12 months. In addition management believes the Company will receive additional orders. We found it necessary during the first nine months of 2010 to extend and issue new debt through promissory notes to replace previous note arrangements and raise additional operating capital, in addition we were unable to pay several notes that matured this period, although the note holders tentatively indicated that they may be willing to extend and replace the notes. As of the date of the report none of these notes were extended. In addition, we have deferred significant salaries to officers and deferred payments to many suppliers for long periods of time. The plan is based on the Company’s current assets, primarily billing and collecting costs in excess of billings, completing backlog orders, obtaining new orders, and meeting expectations regarding revenues and operating costs.

We need to depend on additional capital raising efforts, obtain and maintain favorable contracts, and achieve greater operating efficiencies anticipated with increased production levels.  We believe that we are viable for the next twelve months partly based on the expectation that we will receive additional orders and conduct successful money raising activities. There can be no assurance that the our future efforts and anticipated operating improvements will be successful.

We currently have $458,930 of costs in excess of billings which we expect to bill and collect in the near future. The billing of this amount is also dependent on reaching certain contractual milestones. We have diverse customer payment arrangements regarding our contracts. Certain contracts require payments upon delivery and have a net 30 payment schedule while other contracts allow for advances or milestone billing which enables the Company to obtain financing for the production process which is typical in all of our revenue streams.

Cash Flows (Operating, Investing, and Financing)

Cash as of September 30, 2010, amounted to ($5,803) compared to $99,225 as of September 30, 2009, which is a decrease of $105,028.

Cash used in operating activities increased by $172,458 to $274,175 for the nine months ended September 30, 2010 from $101,717 for the nine months ended September 30, 2009.  Cash decreased during the nine months ended September 30, 2010 primarily due to a reduced level of revenues received. In addition, cash was increased and conserved by deferring payments to vendors. Cash was used to make purchases for costs in excess of billings as well as relieving customer deposits earlier in the year.

As our products consist of large items of equipment, changes in the cash flow items period to period are subject to significant fluctuations which might not be attributable to a trend but rather to specific circumstances of a delivery and cutoff date.

Net cash provided by financing activities for the nine months ended September 30, 2010 was $162,392, which is related to the issuance of private capital note and repayments on notes payable.

Capital Expenditures and Other Obligations

Management believes that, although working capital is needed, there is no need for material additional capital investments in order to execute the current order backlog. Our capital investments are primarily for the purchase of equipment for the services and products that we provide or intend to provide. This equipment includes vehicles, shop tools, and shop machinery. Although this may change, we currently do not expect to make material capital investments during the next twelve months.

On January 29, 2009, we entered into an agreement to lease a new production facility starting March 1, 2009 until February 28, 2011 at a monthly rent of $4,120.  Minimum payments on this lease until termination are $20,600.

Sources of Liquidity

We shall continue to finance a significant portion of our operations through monetizing our current backlog and deliveries on new orders we expect to receive, although there can be no assurance we will be successful. In particular we expect to finance a significant portion of our operations through performing on a U.S. Air Force contract received in August 2010 for $970,584 which should provide a steady monthly income that should cover most of our operating costs. This contract is expected to last through the second quarter 2011 and may be extended for an additional 6-12 months. In addition the Company is pursuing financing activities through the issuances of debt and equity instruments as necessary. Please see summary of Liquidity and Going Concern section above.

As of September 30, 2010, we had backlog orders of approximately $4.5 million compared to a backlog of $7 million for September 30, 2009.  Management believes a significant portion of our backlog will be delivered during the next twelve months. Additionally, management is expecting, although there can be no assurance, that additional orders will materialize during that time.  Included in our 2010 backlog is $1,800,000 consisting of a Department of Defense program designated to Phoenix Aerospace projects.  In this program we will supply the Department of Defense with parts linked to products we developed.  We expect, although there can be no assurance, to see significant revenue from this program in 2011 and 2012.

Debt and Capital

We are seeking to raise additional capital through private and/or public placements to fund our operations, although there can be no assurance that our efforts will be successful.

We issued several promissory note arrangements in 2009 and three are left outstanding in the amount of $116,310 as of September 30, 2010. These notes matured during the quarter ending September 30, 2010 the notes issued in 2009 bear interest at 15%. Incentive stock shares were also issued along with these notes. Subsequent to September 30, 2010, the Company entered into negotiations with these investors to extend or replace the note in return for an additional issuance of shares. The investors tentatively indicated that they may be willing to extend and replace the notes. As of the date of the report none of these notes were extended.

In February and March 2010, we entered into long term promissory note agreements with related parties in the aggregate amount of $175,000, including accrued interest of $8,454 as of September 30, 2010. These notes are to be paid in full at various dates between February and March of 2012 and bear interest at 11% per annum. In addition, the lenders were issued additional shares of the Company’s common stock equal to an aggregate of 14% of the principal amount of the notes. In total, we issued an aggregate of 24,640 shares in connection with these notes.

During May and June 2010, two new one year promissory notes were entered into with the aggregate principal amount of $65,290 bearing interest at 11% per annum. As an incentive to enter into these transactions, the lenders were issued shares of the Company’s common stock equal to 7% of the principal amount of the notes. The Company issued an aggregate of 4,711 shares in connection with these notes.

During June 2010, one of the 2009 notes for $50,000 was extended for an additional year. The note bears interest at 11% per annum and the Company agreed to issue 3,684 shares of common stock as an incentive to enter into an extension. As of the date of this report those shares had not yet been issued.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

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

(b) Changes in Internal Control over Financial Reporting: During the nine months ended September 30, 2010, we implemented new procedures, including updated procedures relating to accounting which include greater scrutiny over cut-off   issues, work in process and revenue recognition.  Although we believe these new controls and procedures are reasonably expected to improve our internal control over financial reporting we have not yet experienced sufficient reporting cycles to test these new controls, and so we cannot yet attest to their effectiveness.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Default upon Senior Securities.

Not applicable.

Item 4.	(Removed and Reserved.)

Item 5.	Other Information.

None.

Item 6.	Exhibits

No.	Exhibit
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Phoenix International Ventures, Inc.
(Registrant)

November 15, 2010	By:	/s/ Zahir Teja
Zahir Teja
President and Chief Executive Officer

November 15, 2010	By:	/s/ Neev Nissenson
Neev Nissenson
Chief Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS

No.	Exhibit
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.