Form 10-K
period 2010-12-31
Phoenix International Ventures, Inc.
filed 2011-05-16
CIK 1383637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

or

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common Stock, par value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes    No  

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 
Non-accelerated filer  (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  No 

As of December 31, 2010 8,142,658 shares of common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant, as of December 31, 2010, the last business day of the fiscal year, was approximately $1,058,546 based on the close price of thirteen-cents ($.13) for the registrant’s common stock as quoted on the Over-the-Counter Bulletin Board on that date. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

As of May 12, 2011, there were 16,879,818 shares of our common stock issued and outstanding.

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

General

The Company was formed to invest and develop business in the fields of aerospace and defense. We, through our wholly owned subsidiary, Phoenix Aerospace, Inc. (ISO-Certified), design, manufacture, upgrade and remanufacture electrical, hydraulic and mechanical support equipment primarily for the United States Air Force and Navy and the United States defense-aerospace industry. Currently our support equipment is used to maintain or operate various aircrafts or aircraft systems, such as the F-22 fighter and the F-16 fighter, which are in current production; and the P-3 surveillance plane and various other `legacy' aircraft which are no longer in production.

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

Our remanufacturing process involves breaking down the support equipment for analysis, addressing component obsolescence issues, replacing or refurbishing broken or defective components, rebuilding the support equipment, and finally testing the support equipment so that it has the same form, fit and function of the original support equipment in accordance with the original manufacturer's specifications.

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

Independent to the US Defense Department Budget, much of the Legacy Support Equipment in service today are facing obsolescence and maintainability issues which may require some equipment to be replaced with new equipment or be remanufactured. The US Armed Forces maintains a significant inventory of Ground Support Equipment that has been deployed in a harsh environment. When this equipment returns to the US, it will require major overhaul and maintenance. The Company has positioned itself to be at the forefront within this sector with its technical skills and license agreements to generate future revenues even though there should be no assurance.

The U.S. Government and U.S. Defense Contractors Contracting Process

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

Customers

We sell our products, directly or indirectly, primarily to the U.S. military market and large aerospace and military contractors. We also sell to various European customers which to date has not been a material part of our business.

Competition

We compete in our market against other concerns, most of which are larger and have greater financial, technical, marketing, distribution and other resources than we do. We compete on the basis of competency, service, performance, reliability, price and deliveries. We believe that we have well positioned ourselves to remain competitive in our target markets as demonstrated by the following examples:

●	Lockheed Martin Aeronautics Company - licensee;

●	DRS Environmental Systems, Inc. – licensee;

●	Lockheed Martin Simulation, Training and Support - approved vendor;

●	Lockheed Martin Air Logistics Center - approved vendor;

●	U.S. Navy Prime Contractor;

●	U.S. Navy Designated Depot Repair Center for Certain Support Equipment;

●	U.S. Air Force Prime Contractor;

●	U.S. Army Prime Contractor

●	Honeywell Aerospace GmbH approved vendor;

●	Northrop Grumman approved vendor;
●	Boeing approved vendor
●	ISO 9001/2008 Certified; and

●	Experienced with the U.S. government contracting process.

Research and Development Activities

We do not devote a material amount of time to separate research and development activities.

Employees

During our fiscal year ended December 31, 2010, we had eight (8) full time employees, including two officers, we also had one (1)  part time employee. As of the date of this report we have five (5) employees. None of our employees are covered by a collective bargaining agreement or are represented by a labor union. We consider our relationships with our employees to be satisfactory.

ITEM 1A.   RISK FACTORS

Investing in our common stock involves a high degree of risk and should only be considered by investors who can afford a total loss of their investment in our shares. Prospective investors should carefully consider the risks described below, together with all of the other information included or referred to in this Annual Report on Form 10-K, before purchasing shares of our common stock. There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. The risks described below are not the only ones we will face. If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of our common stock could decline and investors in our common stock could lose all or part of their investment.

Risks Related To Our Business

Our auditors have issued a going concern opinion on our financial statements

As a result of our loss from operations and working capital deficit as at December 31, 2010, our independent accountants have expressed doubt as to our ability to continue as a going concern in their opinion and audit of our financial statements as at December 31, 2010 and for the fiscal year then ended.

We may fail to continue as a going concern, in which event you may lose your entire investment in our shares.

We have historically operated at a loss and may continue to do so. Failure to properly execute our current business plan may result in our inability to continue as a going concern. We require raising additional capital in order to sustain our ongoing operations.

We have historically incurred losses, have a working capital deficit, have significant accounts payable and until recently have been unable to pay our obligations. A substantial portion of our obligations are owed to key vendors which are critical to the operations in our business.  If we are unable to work out terms or pay in full within the near future it may have a material effect upon our ability to continue operations. We have minimal current assets to meet our outstanding obligations at December 31, 2010 and as of the date of this report. Although we obtained additional equity financing in early 2011 and used a portion of the proceeds to pay certain the above obligations, there can be no assurance that we will be able to pay ongoing obligations in the ordinary course of business as they occur in the future.

We could be liable to refund certain payments under our government contracts.

Under the Truth in Negotiations Act of 1962 (the “Negotiations Act”), the U.S. government has the right for three years after final payment on certain negotiated contracts, subcontracts and modifications, to determine whether we furnished the U.S. government with complete, accurate and current cost or pricing data as defined by the Negotiations Act. If we fail to satisfy this requirement, the U.S. government has the right to adjust a contract or subcontract price by the amount of any overstatement as defined by the Negotiations Act, and require us to refund any overstated charges.

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

In addition to the foregoing, we are subject to the following risks in connection with government contracts:

●	The frequent need to bid on programs prior to completing the necessary design, which may result in unforeseen technological difficulties and/or cost overruns;
●	The difficulty in forecasting long-term costs and schedules and the potential obsolescence of products related to long term fixed-price contracts;
●	The risk of fluctuations or a decline in government expenditure due to any changes in the US Department of Defense budget or appropriation of funds;
●	When we act as a subcontractor, the failure or inability of the primary contractor to perform its price contract may result in an inability to obtain payment of fees and contract costs;
●	Restriction or potential prohibition on the export of products based on licensing requirements; and
●	Government contract awards can be contested by other contractors.

We are dependent on major customers and any loss of these customers could have a substantial adverse effect on our business, results of operations or financial condition.

We generate 89% of our total sales from five major customers. The loss of any of these customers could have a material adverse impact on our business.

The termination of our ongoing government contracts or our inability to enter into additional government contracts could have a material adverse effect on our business and results of operations.

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

 The risk that governmental purchases of products may decline stems from the nature of the our business with the U.S. government, in which the U.S. government may:

●	terminate contracts at its convenience;

●	terminate, reduce or modify contracts or subcontracts if its requirements or budgetary constraints change;

●	cancel multi-year contracts and related orders if funds become unavailable;

●	shift its spending priorities;

●	adjust contract costs and fees on the basis of audits done by its agencies; and

●	inquire about and investigate business practices and audit compliance with applicable rules and regulations.

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

We are seeking to raise additional capital through the sale of additional shares of common stock in order to meet our working capital needs and effectuate our business plan. Such stock issuances will cause stockholders' interests in our Company to be diluted and such dilution will negatively affect the value of the shares owned by our existing stockholders.

Our Chief Executive Officer and other members of our Board of Directors make and control corporate decisions that may be disadvantageous to the minority stockholders.

Mr. Zahir Teja, our President, Chief Executive Officer and Director, and other members of our board of directors, directly or through their respective members of their families, control a majority of the outstanding shares of our common stock. Accordingly, they have and will have significant influence in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations and the sale of all or substantially all of our assets, and a change in control. The interests of Mr. Teja and/or our other directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other stockholders.

Currently, there is a limited public market for our securities, and there can be no assurances that any substantial public market will ever develop.

Currently, our stock is admitted for quotation on the Over-the-Counter Bulletin Board; however, there is presently no substantial public market for our common stock.  We cannot predict the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors. Even if we are successful in developing a public market, there may not be enough liquidity in such market to enable stockholders to sell their stock. If an active public market for our common stock does not develop, investors may not be able to re-sell the shares of our common stock that they have purchased, rendering their shares effectively worthless and resulting in a complete loss of their investment.

In addition, our common stock is not followed by any market analysts, and there are not institutions acting as market makers for the common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of our company, and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.   PROPERTIES

Effective as of March 1, 2009, we lease a production facility located at 61B Industrial Parkway, Carson City, NV 89706, under a lease that expired on February 28, 2011, at a monthly rent of $5,430. Minimum payments on this lease for the next 12 months will be $65,160.

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

The following table contains information about the range of high and low bid prices for our common stock for each quarterly period of 2010 and 2009.

Fiscal Quarter End	Low Bid	High Bid

31-Mar-11	$0.08	$0.13

31-Mar-10	$0.55	$1.03
30-June-10	$0.65	$1.00
30-Sep-10	$0.16	$0.74
31-Dec-10	$0.05	$0.30

31-Mar-09	$0.57	$1.79
30-June-09	$0.45	$1.24
30-Sep-09	$0.75	$1.09
31-Dec-09	$1.00	$1.05

The source of these high and low prices was Yahoo.com. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. The high and low prices listed have been rounded up to the next highest two decimal places.

Holders of Our Common Stock

As of December 31, 2010, we had 67 stockholders of record.

Dividends

There are no restrictions in our articles of incorporation or by-laws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

●	we would not be able to pay our debts as they become due in the usual course of business; or

●
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

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information as of December 31, 2010

The Company does not currently have a formal equity compensation plan.  Also, as of December 31, 2010 there were no outstanding equity awards either under a plan approved by security holders or not approved by security holders.

Recent Sales of Unregistered Securities

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

On February 2, 2010 the Company issued 14,140 shares of common stock to a note holder for consideration of extending the maturity date of a promissory note. On June 10, 2010 the Company issued 1,768 shares of common stock to a note holder for consideration of extending the maturity date of a promissory note. On March 25, 2010 the Company issued 10,500 shares of common stock to a note holder for consideration of extending the maturity date of a promissory note. On May 20, 2010 the Company issued 2,943 shares of common stock to a note holder for consideration of extending the maturity date of a promissory note.

On March 24, 2011, the Company issued an aggregate of 1,666,667 shares of common stock for $250,000 in cash to certain investors including our board members Messrs. Amit Barzelai, Uri Wittenberg and Hagai Langstadter .

In addition, approximately $337,000 of debt that was in default as at March 24, 2011 (consisting of $300,000 original principal amount plus accrued interest thereon) issued to certain note holders (including Zvi bar-nes Nissensohn, the father of Ofer Bar-Nes Nissensohn) were converted into approximately 2,247,000 shares of the Company’s common stock at the price of $0.15 per share.  The Company also issued 283,333 shares of common stock to an affiliate of Amit Barzelai and agreed to issue 30,000 additional shares of its common stock to the converting note holders in consideration for prior debt extensions.

On April 1, 2011, we engaged the services of Strategic Global Advisors, LLC (“SGA”) as our investor relations consultant under a one year agreement calling for fees of $7,500 per month.  In addition we issued 500,000 shares to SGA and granted it a five year option to purchase an additional 500,000 shares at an exercise price of $0.15 per share.

In April 2011, the Company’s board of directors approved an agreement whereby $408,000 of accrued obligations owed by our Company and its Phoenix Aerospace subsidiary to Zahir Teja, our President and Chief Executive Officer was converted into 2,720,000 additional shares of our common stock, at a conversion price of $0.15 per share.

In April 2011, the Company issued an aggregate of 1,000,000 additional shares of its common stock to four members of our board of directors and granted to such persons options to purchase an aggregate of 1,000,000 additional shares at an exercise price of $0.15 per share.

In May 2011 $55,910 was raised through the promise to issue 372,733 shares of common stock.

For a further description of the above transactions, see Item 10. Directors, Executive Officers and Corporate Governance and Item 13. Certain Relationships and Related Transactions and Director Independence, elsewhere in this Annual Report.

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

Overview

Phoenix International Ventures, Inc. (“we,” “us,” “our,” “PIV” or the “Company”) was incorporated on August 7, 2006. The financial statements are consolidated with those of our wholly owned subsidiaries, Phoenix Aerospace, Inc. (“PAI”) and Phoenix Europe Ventures Ltd. (“PEV”)

The Company manufactures and remanufactures aircraft ground support equipment. This equipment is needed to operate and maintain military aircraft.  We provide this ground support equipment in the following ways:

•	Studies for Life Extension of Aging Equipment - Analyze obsolescence, supportability, maintainability, and recommend future design for replacement.
•	Manufacture – Design, engineer, and produce per customer specifications.
•	Manufacture New – Legacy equipment under license of Original Equipment Manufacturer (OEM).
•	Remanufacture – Aged equipment to virtually condition and warranty them as new.
•	Parts Trading - Supply other support parts for various equipment on a retail basis.

The different types of contracts detailed below:

•	Long term manufacturing and design contract – generally, contracts which have expected durations of more than twelve months.
•	Short term manufacturing contracts and orders – generally, orders for a specific unit which require less than twelve months of work to complete.
•	Remanufacturing orders and contracts – generally, orders for a specific unit and requires less than twelve months of work to complete.
•	Parts trading – generally, these orders are for parts that are not manufactured by the Company; and the Company buys and sells these parts with limited added value.
•	Study contracts – generally, these contracts are for general services related to the conducting of feasibility and proof of concept studies on items requested by the customer.

We have historically had success with forming partnerships with large, well-known OEM’s in the defense industry in order to develop our manufacturing and remanufacturing niche.  Based on these historic successes we recently entered into a licensing agreement with DRS Environmental Systems, Inc. (a subsidiary of DRS Technologies, Inc., which is a wholly-owned subsidiary of Finmeccanica S.p.A).  Management believes this agreement provides us with proprietary technical data to manufacture. With this data it is very likely we can get contracts on a sole-source basis to manufacture and remanufacture equipment which we have already been providing and other products we have not yet had the opportunity to provide.  We also believe this agreement could lead to higher volume contracts in the areas of our expertise.  As of the date of this report, we have not executed any definitive contracts under this agreement nor is there any assurance that we will in the near-term.

Results of the Operations - Fiscal Summary

Results of Operations

During the year ended December 31, 2010 the Company was in a very precarious financial position primarily related to the lack of success in obtaining the working capital necessary to pay our obligations timely which, correspondingly, prevented us from fulfilling our open customer orders; producing from our backlog; and generating sufficient operational cash flows.  The following is a detailed discussion of our results for the periods presented in this report:

Revenue

The 51% decline in revenue for the twelve months ended December 31, 2010 from the same period in 2009 was the result of our inability to obtain parts and services from outside vendors necessary to complete and ship our products beginning in mid-2010.

Additionally, in early 2010, our production staff, along with our officers, performed a detailed cost analysis of the USAF trailer program (revenue for this program is recognized using the percentage of completion method) that began in late 2008.  This analysis resulted in a significant increase in our estimated costs to complete the first phase of the program.  Correspondingly, we reduced the revenue recognized through December 31, 2010 related to the project by approximately $350,000 and recognized a loss of approximately $60,000.  Additionally, the adjustments in our cost estimates resulted in us not recognizing revenue in 2010 related to the project while the 2009 recognized revenue was approximately 41% of the total for that period. Our currently revised estimates indicate additional costs to complete the first phase of this program are approximately $1,260,000 of which approximately $1,200,000 is expected to be billed to the Air Force in late 2011 into 2012.

Our revenues from our other manufacturing, re-manufacturing, and parts-trading were relatively flat in 2010.  While study contracts accounted for approximately 12% of our 2010 revenue (13% of the total in 2009), actual revenue recognized on these contracts decreased approximately 33% from 2009.  The decrease in study contract revenue was a result of the completion of studies that began in 2009, were completed in 2010, and no new studies were started during 2010.

If we are successful in obtaining the necessary additional capital we expect increases in our revenue in the second half of 2011 and into 2012.  These increases are expected to be substantially generated from the completion of the first phase of the USAF trailer program; the next phase of the trailer program in which we believe we will be able to achieve at a lower cost than that of the first; and expected orders obtained from our DRS licensing agreement as discussed above; however, there are no assurances that these expectations will be realized.

Cost of Sales

Our cost of sales as a percentage of revenue increased in 2010 (approximately $2,160,000 in 2010 and $2,691,000 in 2009) despite the decline in our revenues due to additional costs incurred on the trailer program as discussed above while not recognizing any corresponding revenue from the project.  Additional increases in the cost of sales in 2010 were due to increases in our raw materials resulting from our inability to pay our vendors timely which further prevented us from taking advantage of volume discounts and being subject to price increases in commodities used in these materials. Based on our previous experience we expect margins to increase, but there can be no assurance given that will actually occur.

General and Administrative Expenses

Our 2010 general and administrative expenses generally remained the same in 2010 from 2009.  In 2010 our general and administrative expenses were approximately 57% of our total revenue compared to 31% in 2009.

In 2010 salaries accounted for approximately 28% of our general and administrative expenses which represented a slight decline from the comparable period in 2009 due to a reduction in our administrative staff in 2010.

Legal, accounting, and consulting fees, which accounted for approximately 33% of the total general and administrative expenses in 2010, increased from the 2009 period due to increases in the costs of our annual audit; reviews of our interim financial statements; and increases in our business and marketing consulting services.

Our other general and administrative expenses which primarily consist of utilities, travel to support our marketing and capital raising efforts, and rent, remained relative flat for the periods presented.

In 2010 we also incurred a one-time charge related to the write-off obsolete inventory of approximately $114,000 that was classified as non-current inventory in 2009.

In early 2011 we were able reduce some of our general and administrative expenses through salary reductions with our officers, reductions in our overall workforce, and the elimination of consulting agreements.  We expect to maintain these reduced expense levels until such time we are able obtain additional financing and increase our manufacturing as discussed above.

Other Expenses

In 2010 we experienced a slight increase in our other expenses primarily related to interest expense for our outstanding debt and debt extension incentives.  We expect this to increase in 2011 through which time we are successful at either paying off the debt with cash or converting to shares of our common stock as many of these debts are in default and provide our creditors with penalty provisions as discussed in our notes to our consolidated financial statements.

Summary of Liquidity

We have produced poor financial results in 2010 from our operations even though we maintained a reasonable amount of backlog largely because of our inability to pay current obligations. The lack of working capital prohibited us from being able to execute a necessary amount of contract work during 2010 to meet these obligations timely.

In March, 2011, we successfully converted $300,000 of the aggregate principal amount of certain obligations into common shares of the Company at $ 0.15 per share which was at a premium to the market price of our common shares at the time of conversion.  At the same time, our Board of Directors approved the raising of up to $1,000,000 in equity through private placement offerings of our common shares of stock at $0.15 a share. To date, we have raised $315,000 through the private placement offering; however, there is no assurance we will achieve continued success.

 In April 2011, our Board of Directors, as an additional cost saving objective, approved the elimination of our wholly-owned subsidiary, Phoenix Europe Ventures, Inc. which was based in Israel.

We have diverse customer payment arrangements in some of our contracts. Some payments are contingent upon delivery and have a net 30 payment schedule, while some customers make advances or allow milestone billing which allows financing of the production process; this is typical in all of our revenue streams.  Still, there are large outlays for materials and engineering that on occasion have caused delays in payments to our suppliers. Due to our large working capital deficit we have fallen behind in paying our suppliers, however, we have reached an understanding with some of our key suppliers to whom we owe money, whereby they will continue to supply us with products and services as long as we continue to make progress paying down existing past invoices. For new orders going forward in the near future, we anticipate that suppliers may require payment prior to shipment.

Our significant current obligations will continue to hamper our ability to generate significant cash flows from our operations for at least the first half of 2011.

Cash Flows

As noted above we experienced poor operational cash flows beginning in late 2009 and continuing through 2010.  Our operational cash outlays were partly off-set by the deferral of a significant portion of vendor obligations.  We are no longer in a position to defer these payments and require significant working capital infusions in the near future.

Our investing activities through 2010 consisted only of equipment purchases essential to maintaining the reduced level of operations for much of the year.  At the present time, we do not believe we need significant amounts of cash for equipment purchases to begin our expected increased level of business in 2011.

For the twelve months ended December 31, 2010, as further discussed above, we were unsuccessful in obtaining significant capital through debt or equity offerings.  As further noted above, in early 2011, we have begun an aggressive plan to raise significant capital primarily through equity offerings.

Sources of Liquidity

In March 2011 new members were nominated to the Board and subsequently, the new Board approved to raise up to $1,000,000 by private placement of our common shares at $0.15 per share of which we have raised $305,000 as of the date of this report.

 In April 2011, we engaged the services of Strategic Global Advisors LLC an Investor Relations company to assist in generating market awareness of the company.  Through this relationship, we are targeting a raise of approximately of $ 700,000 in early to mid 2011 through additional private placements of our common stock, however, there is no assurance this will actually be successful.

We have also engaged the services of Assured Value Advisors, Inc. who is experienced in merchant banking and financing for other funding later in 2011, however there is no assurance of succeeding.

With the expected capital infusions as noted above, we believe we will be able to generate cash from operations through our existing backlog and from obtaining new orders through our newly entered DRS agreement as discussed above. The US Armed Forces maintains a significant inventory of Ground Support Equipment that has been deployed in harsh environments which has led to worn out or unreliable Ground Support Equipment. Furthermore, obsolescence issues may require some equipment to be replaced with new equipment or be remanufactured. When this equipment returns from these environments, it requires major overhaul and maintenance.  We believe we have positioned ourselves to be at the forefront within this sector with our technical skills and licenses in place.

Debt Obligations

We are in the process of raising both equity capital through private placement and other debt financing to fund the working capital demand.  In March 2011, a group of three (3) note holders converted an aggregate principal amount of $300,000 in notes to equity.  Currently we are in default on most of our outstanding notes payable.  We have offered the same conversion terms and conditions to these note holders.  To date we have been unsuccessful in converting additional notes, however, these negotiations are on-going.

Recent Issued Accounting Pronouncements

Please refer to our summary of significant accounting policies contained in the footnotes to consolidated financial statements.

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

The following is a discussion of material accounting policies that are both most important to the portrayal of our financial condition and results, and that require management’s most difficult, subjective, or complex judgments often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Revenue Recognition

We are currently in engaged in the manufacture of aircraft engine trailers for the United States Air Force (“USAF”). Due to the long-term nature of the project we recognize revenue using the percentage of completion method.

The determination of the point or points at which revenue shall be recognized as earned and costs shall be recognized as expenses using the percentage completion method require significant judgment and input from our production personnel as well as our accounting department.  Accounting for this contract is essentially a process of measuring the results of relatively long-term events and allocating those results to relatively short-term accounting periods. This involves considerable use of estimates in determining revenues, costs, and profits and in assigning the amounts to accounting periods. The process is complicated by the need to evaluate continually the uncertainties inherent in the performance of contracts and by the need to rely on estimates of revenues, costs, and the extent of progress toward completion.

While the contract revenue amount is fixed, costs related to the contract require the development of reasonable estimates.  We generally obtain our estimates for materials, which we believe to be reasonable, based on vendor quotes for parts or purchase orders.  We rely on past experience with external consultants and knowledge gained from other similar products manufactured to determine our estimated indirect and labor costs.

We review and revise these estimates at least quarterly or when other circumstances indicate revision is necessary.  Revisions to our cost estimates can have material impacts on our financial position and results of operations.  For example, a 5% change in our cost estimates would result in an approximately $60,000 change in profit or additional losses related to the contract.

See our Results of Operations discussion for the financial impacts of such revisions made during 2010.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Phoenix International Ventures, Inc.

We have audited the accompanying consolidated balance sheets of Phoenix International Ventures, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years ended December 31, 2010 and 2009. Phoenix International Ventures, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidate financial statements referred to above present fairly in all material respects, the consolidated financial position of Phoenix International Ventures, Inc. as of December 31, 2010 and 2009, and the consolidated results of its operation and its cash flows for each of the years ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Phoenix International Ventures, Inc. will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Phoenix International Ventures, Inc. has suffered losses during the periods presented which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s:/ Mark Bailey & Company, Ltd.
Reno, Nevada

May, 16, 2011

Phoenix International Ventures, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
Assets	2010	2009

Current assets
Cash	$2,631	$148,478
Accounts receivable, net	6,228	61,329
Cost in excess of billings	-	277,519
Inventory	23,277	437,595
Prepaid and other current assets	5,524	7,306

Total current assets	37,660	932,227

Property and equipment, net	104,499	73,514

Other assets	23,431	118,200

Total assets	165,590	1,123,941

Liabilities and Stockholders' (Deficit)

Current liabilities
Line of credit	15,756	13,087
Accounts payable	1,189,457	599,167
Related party accounts payable	289,915	536,280
Other accrued expenses	182,830	146,979
Billings in excess of cost	59,201	-
Customer deposits	56,000	450,835
Notes payable, related party	382,610	210,636
Notes payable, current portion net of discounts	87,741	43,085
Legal settlement	384,000	384,000
Accrued officers salaries	399,148	-
Officer loans	408,836	39,461

Total current liabilities	3,455,494	2,423,530

Long term liabilities
Notes payable	48,034	67,849
Officer advances	-	369,375
Total long term liabilities	48,034	437,224

Total liabilities	3,503,528	2,860,754

Commitment and Contingencies

Stockholders' (deficit)
Preferred stock - $0.001 par value; 1,000,000 shares
authorized; zero shares issued and outstanding	-	-
at December 31, 2010 and December 31,2009
Common stock - $0.001 par value; 50,000,000 shares
authorized; and 8,142,657 and 8,113,307 shares	8,143	8,113
issued and outstanding at December 31, 2010 and
December 31,2009.
Additional paid in capital	1,456,507	1,427,160
		-
Accumulated Deficit	(4,802,588)	(3,172,086)

Total stockholders' deficit	(3,337,938)	(1,736,813)

Total liabilities and stockholders' (deficit)	$165,590	$1,123,941

The accompanying notes are an integral part of the financial statements

Phoenix International Ventures, Inc.
Consolidated Income Statements
For The Twelve Months Ended

	December 31,	December 31,
	2010	2009

Sales	$1,795,326	$3,663,429

Cost of sales	(2,162,400)	(2,691,198)

Gross margin	$(367,074)	$972,231

Operating expenses
General and administrative expenses	$1,137,656	$1,153,335

Total operating expenses	$1,137,656	$1,153,335

Loss from operations	$(1,504,730)	$(181,104)

Other Income (Loss)	(5,725)	25,944
Interest expense	(100,047)	(91,330)

Net loss before taxes	$(1,610,502)	$(246,840)

Income taxes	(20,000)	-

Net loss	$(1,630,502)	$(246,490)

Net loss per common share:
Basic & diluted	$(0.20)	$(0.03)

Weighted average shares outstanding:
Basic and diluted	8,136,109	8,051,742

The accompanying notes are an integral part of the financial statements

Phoenix International Ventures, Inc.
Consolidated Statements of Stockholders' Deficit
For The Years Ended December 31, 2010 and 2009

			Additional
			Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2008	8,046,718	$8,046	$1,388,503	$(2,925,596)	$(1,529,047)

Issuance of 2,381 shares as part of a note agreement at June 30, 2009	2,381	3	2,498		2,501

Issuance of 2,941 shares as part of a note agreement at June 30, 2009	2,941	3	2,497		2,500

Issuance of 2,294 shares as part of a note agreement at July 21, 2009	2,294	2	2,498		2,500

Issuance of 1,157 shares as part of a note agreement at August 29, 2009	1,157	1	1,249		1,250

Issuance of 1,816 shares as part of a note agreement at August 29,2009	1,816	2	1,971		1,973

Exercise of Options to purchase 56,000 shares at $0.50 per share at December 30, 2009	56,000	56	27,944		28,000

Net loss				(246,490)	(246,490)

Balance - December 31, 2009	8,113,307	8,113	1,427,160	(3,172,086)	(1,736,813)

Incentive common stock issued	29,350	30	29,347		29,377

Net loss				(1,630,502)	(1,630,502)

Balance - December 31, 2010	8,142,657	$8,143	$1,456,507	$(4,802,588)	$(3,337,938)

The accompanying notes are an integral part of the financial statements

Phoenix International Ventures, Inc.
Consolidated Statements of Cash Flows
For the Twelve Months Ended

	December 31	December 31
	2010	2009
Cash flows from operating activities
Net loss	$(1,630,502)	$(246,490)
Adjustments to reconcile net loss to net cash

Depreciation	19,974	20,331
Amortization of debt discount	-	45,430
Accrued interest	-	2,981
Change in accounts receivable	55,101	308,782
Accounts receivable service fees	-	(3,037)
Cost in excess of billings	277,519	(277,519)
Billing in excess of cost	59,201
Change in inventory	414,318	(365,079)
Changes in prepaid expenses	1,782	10,344
Change in other assets	94,769	(4,200)
Change in customer deposits	(394,835)	3,633
Change in accounts payable	590,290	219,474
Change in accrued expenses	35,851	(89,081)
Change in amounts due to related party	152,783	331,976

Net cash used in operating activities	(323,749)	(42,455)

Cash flows from investing activities
Purchase of property and equipment	(52,553)	(45,902)

Net cash used for investing activities	(52,553)	(45,902)

Cash flows from financing activities
Net Proceeds from notes payable	227,786	46,321
Proceeds from (payments on) line of credit	2,669	(35,253)

Net cash provided by financing activities	230,455	11,068

Decrease in cash	(145,847)	(77,289)

Cash, beginning of year	148,478	225,767

Cash, end of year	$2,631	$148,478

Cash paid for
Interest		$42,920
Income taxes	-	-

Non-cash investing and financing activities:
Issuance of 10,589 shares of common stock with promissory notes	-	$10,724
Issuance of 56,000 shares of common stock with promissory notes	-	$28,000
Issuance of 29,350 shares of common stock for debt discount	$32,876	-

The accompanying notes are an integral part of the financial statements

Phoenix International Ventures, Inc.
Notes to Consolidated Financial Statements
December 31, 2010

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain amounts of assets, liabilities, revenues and expenses during the period. Actual results could differ from those estimates.

Accounts Receivable

Accounts receivable include amounts billed to customers.  Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts. Historically, the Company has been successful at collecting amounts billed.

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

As of and for the year ended December 31, 2010 the accounts receivable balance, allowance for uncollectible accounts, and corresponding bad debt expense were not material.  In 2009 we recognized bad debt expense of $8,989.

Phoenix International Ventures, Inc.
Notes to Consolidated Financial Statements
December 31, 2010

Inventory

Inventory is stated at the lower of cost or market, based on the specific identification method of inventory valuation. The Company periodically reviews inventory for obsolescence based on an assessment as to continued use of such equipment by the Company’s customers and potential customers.

The Company’s inventory consists of certain parts that are held for direct resale, raw materials, and accumulated contract costs for items not yet delivered to the customer.  These costs include purchases of direct materials, direct labor, and allocations of indirect production costs.

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

 Concentrations

The Company generates significant amounts of its revenue from a small number of customers.  The United States Government, specifically the Air Force and Navy, represented 17%  and 43% of the Company’s revenues for the years ended December 31, 2010 and 2009, respectively.  The remaining 83% and 57%, respectively for the years ended December 31, 2010 and 2009, of sales were to less than ten  aerospace companies and military contractors.

Financial Instruments

Financial instruments, including cash equivalents, marketable securities, accounts receivable and accounts payable are carried in the consolidated financial statements at amounts that approximate fair value at December 31, 2010 and 2009. Fair values are based on market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

Phoenix International Ventures, Inc.
Notes to Consolidated Financial Statements
December 31, 2010

Generally accepted accounting principles prescribe methods for measuring fair value within the fair value hierarchy based on the inputs used.  The fair value hierarchy as established by US GAAP is as follows:

Level 1 – Quoted prices for identical instruments in active markets.

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 – Significant unobservable management judgment and estimates.

Stock Based Compensation.

The Company records the cost of employee and non-employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which it is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees and non-employees do not render the requisite service. The grant-date fair value of share options and similar instruments is estimated using a Black-Scholes option-pricing model. The Company did not issue any stock based compensation during the periods presented.  Prior awards were fully vested on the date of grant with the corresponding expense recognized in previous periods.

Revenue Recognition

 The Company accounts for its different revenue streams according to the following methods:

•
Long term manufacturing and design contracts – generally, contracts which have expected durations of more than twelve months are accounted for using the percentage of completion method. The Company estimates its cost to complete the contract and recognizes its revenues based on the total cost incurred at the period as percentage of the total expected cost of the contract. The Company reviews, at least quarterly, its assumptions relating to the contract estimates.

•
Short term manufacturing and re-manufacturing  orders – generally, orders for a specific unit which require less than twelve months of work to complete. The Company recognizes revenue on these types of contracts based on the completed contract method when delivery has occurred.

•
Parts trading – generally, these orders are for parts that are not manufactured by the Company; and the Company buys and sells these parts with relatively small added value. The Company recognizes revenue on these types of contracts when delivery has occurred.

•
Study contracts – generally, these contracts are for conducting feasibility and proof of concept studies on items requested by the customer. The Company recognizes revenue on these types of contracts as contractual milestones are achieved.

Cost of sales includes purchase of direct materials, freight, receiving, inspection, manufacturing labor and engineering, certain insurances, production supplies, allocated indirect labor and overhead costs,  and allocated depreciation which to date has not been material.

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

We have not historically incurred significant warranty obligations on our products.  As of December 31, 2010 and 2009 we accrued estimated warranty obligations of $23,269 and $0, respectively included in other accrued expenses.

Phoenix International Ventures, Inc.
Notes to Consolidated Financial Statements
December 31, 2010

Earnings (loss) per Common Share

The Company calculates its basic earnings (loss) per share based on the weighted-average effect of all common shares issued and outstanding.  Net earnings (loss) is divided by the weighted average common shares outstanding during the period to arrive at the basic earnings (loss) per share. Diluted earnings  per share is calculated by dividing net earnings  by the sum of the weighted average number of common shares used in the basic earnings  per share calculation and the weighted average number of common shares that would be issued assuming exercise or conversion of all potentially dilutive securities, excluding those securities that would be anti-dilutive to the earnings  per share calculation. Both basic earnings (loss) and diluted earnings  per share amounts are calculated for all periods presented. The Company does not have any outstanding instruments that are convertible into shares of common stock.

Recent Issued Accounting Pronouncements

In April 2010 the Financial Accounting Standards Board Issued Accounting Standards Update 2010-17 Revenue Recognition-Milestone Method (Topic 605) Milestone Method of Revenue Recognition a consensus of the FASB Emerging Issues Task Force.  The amendments in the update provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.  Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. The update also provides for additional disclosure.  The amendments in the update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted.  The Company is currently assessing the applicability of this update to our study contracts.  If the Company determines the update is applicable, it may have material impacts on our future financial position, results of operations, and cash flows.

Reclassifications

The Company has reclassified certain prior period amounts to conform to the current year presentation. These reclassifications had no material impact on the financial position, results of operations, or cash flows in the periods presented.

Note 2 - Financial Condition, Liquidity, and Going Concern

At December 31, 2010, the Company assessed its ability to continue as a going concern. The Company has a significant working capital deficit which is reflective of the inability to meet its outstanding vendor obligations. The inability to meet these obligations has severely hampered the Company’s ability to generate revenue from the normal course of business.

The Company, since early 2011, has implemented an aggressive plan to raise additional capital primarily through equity financing in order to fund planned operations.  Through the date of this report the Company has achieved limited success in obtaining financing primarily through private placements.

The Company believes, although there can be no assurance, that its capital raising efforts will be sufficient to begin fulfilling ongoing orders.  Additionally, the Company has significantly reduced its operating expenses in the interim.

If the Company is unsuccessful in obtaining capital it will fail to continue as going concern.

Note 3 - Geographical Segments

Product revenues are attributed to regions based on the location of the customer. The following table summarizes the Company’s geographical customer concentration of total product revenue.

Region:	2010	2009
United States	91%	92%
Europe	9%	8%

Total:	100%	100%

Phoenix International Ventures, Inc.
Notes to Consolidated Financial Statements
December 31, 2010

Note 4 - Inventory

At December 31, 2010 and 2009 inventory consisted of the following:

	2010	2009
Raw materials	$21,704	$136,589
Work in process	1,573	415,006
Subtotal	23,277	551,595
Non-current inventory (classified as other assets)	-	(114,000)
Total	$23,277	$437,595

For the twelve months ended December 2010 the Company recognized an expense of $114,000 related to a fair value adjustment for obsolete inventory previously classified as non-current in 2009.  The expense is included in general and administrative expenses for the twelve months ended December 31, 2010.

Note 5 – Long-Term Contracts

For certain contracts, specifically the USAF trailer program currently in progress, the Company recognizes revenues in accordance with the percentage of completion method of accounting. The percentage of completion method involves cost estimates to compute the contract profit which are subject to review and revision.

Cost and estimated earnings on this contract for the years ended December 31, 2010 and 2009 were as follows:

	2010	2009
Costs incurred to date	$1,311,947	$1,120,484
Estimated contract profit (loss)	(119,275)	258,577
Less: billings to date	(1,251,873)	(1,101,542)
Costs (billings) in excess of billings (costs) and recognized profit (loss)	$(59,201)	$277,519

During the year ended December 31, 2010 the Company made material revisions to its estimated costs to complete the USAF trailer program.  These revisions resulted in the Company recognizing no revenue for the year ended December 31, 2010 as well as a loss of $59,201.

Note 6 - Property and Equipment

At December 31, 2010 and 2009 property and equipment consisted of the following:

	2010	2009
Equipment	$50,555	$10,075
Office equipment	16,223	14,205
Auto	83,337	83,337
Trailer	2,500	2,500
Software system	32,481	22,426
	185,096	132,543
Less accumulated depreciation	(80,597)	(59,029)
Total	$104,499	$73,514

Phoenix International Ventures, Inc.
Notes to Consolidated Financial Statements
December 31, 2010

Depreciation expense for the years ended December 31, 2010 and 2009 was $19,974 and $20,331, respectively.

Note 7 - Notes Payable

The Company has been able to either extend or secure new debt financing during the period ending December 31, 2010. As of December 31, 2010 and 2009 accrued interest relating to notes payable was approximately $25,000 and $1,500, respectively.  Interest expense associated with the notes payable was approximately $55,000 in 2010 compared to approximately $37,000 in 2009.

Outstanding notes of approximately $342,000 are in default. Two of the defaults are due to the inability to pay off the entire amount as per the maturity date while the other four are in default because of inability to make required quarterly interest payments. All notes that are currently in default have been categorized as current.  As of the date of this report no demands of repayment have been made on these notes.

At December 31, 2010 and 2009 notes payable consist of the following:

Description	2010	2009
Unsecured, issued to an individual in August 2009, previously due August 2010, 15% interest accrued monthly, interest paid quarterly, related party	42,270	35,636
Unsecured, issued to a corporation in August 2009, previously due August 2010, 15% interest accrued monthly, interest paid quarterly, related party	25,000	25,000
Unsecured, issued to an individual in February 2009, due February 2011, 11% interest accrued monthly, interest paid quarterly, related party	100,000	-
Unsecured, issued to a corporation in March 2010, due March 2011, 11% interest accrued monthly, interest paid quarterly, related party	75,000	-
Unsecured, issued to an individual in May 2010, due May 2011, 11% interest accrued monthly, interest paid quarterly, related party	40,340	-
Unsecured, issued to an individual in June 2010, due June 2011, 11% interest accrued monthly, interest paid quarterly	25,000	-
Unsecured, issued to a corporation extended in June 2010, due June 2011, 11% interest accrued monthly, interest paid quarterly, related party	50,000	50,000
Unsecured, issued to an individual extended in July 2010, due July 2011, 11% interest accrued monthly, interest paid quarterly, related party	50,000	50,000
Issued to a financial institution in October 2007, due October 2012, 0% interest, secured by automobile	18,173	25,702
Issued to a financial institution in October 2009, due October 2014, 8% interest, secured by automobile	27,431	32,015
Unsecured, issued to a financial institution in October 2009, due October 2013, interest of Prime + 6.5%	25,485	33,186
Unsecured, issued to a corporation in November 2010, due April 2011, 9% interest	15,391	-
Unsecured, issued to a financial institution in a foreign country, 12.4% interest	2,662	7,387
Unsecured, issued to a corporation, 7% interest	-	12,644
Unsecured, issued to an individual in June 2009, due June 2010, 15% interest accrued monthly, interest paid quarterly, related party	-	50,000
Other unsecured short term notes payable to various financial institutions	21,633	-
Total Notes Payable	518,385	321,570
Less current portion	470,351	253,721
Non-current portion	48,034	67,849

Maturities of long-term debt over each of the next five years
	2011	486,894
	2012	15,784
	2013	10,945
	2014	4,762
	2015	-
Total principal payments		$518,385

Note 8 - Related Party Transactions

As of December 31, 2010, the Company owed a total of $1,480,509 to related parties, including $382,610 in notes payable as identified above in Note 7, $166,915 due to a consultant, $321,365 due in respect to deferred payment of salaries to certain of the Company’s current and former officers, $77,783 of accrued vacation to officers, $123,000 with respect to parts purchased, and $408,836 of officer advances. These related parties and officers have agreed not to demand payment until the Company’s financial resources and cash reserves are sufficient enough to permit payment.

During 2010, the Company purchased inventory from a related party totaling $225,000.  At December 31, 2010, the Company owed that related party $123,000. This amount is recorded in related party accounts payable on the balance sheet.

Phoenix International Ventures, Inc.
Notes to Consolidated Financial Statements
December 31, 2010

On April 26, 2007, the Company entered into a consulting agreement with a related party to assist the Company with its business development.  At December 31, 2010 the Company owes $166,915 to the related party and is recorded in related party accounts payable on the balance sheet. Consulting fees under the agreement require a minimum annual payment of $120,000.

Note 9 - Stock Based Compensation and Warrants

The Company does not have a formally approved stock-based compensation plan.  For the years ended December 31, 2010 and 2009 the Company did not issue any stock-based (options) compensation.  All previously issued options were expensed in periods not presented in this report.  As of December 31, 2010 all remaining, unexercised outstanding options expired.

  The following table illustrates the Company’s option activity as of December 31, 2010:
	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2009	1,216,000	$0.55
Granted	–	–
Exercised	(56,000)	0.50
Forfeited/Expired	–	–

Outstanding at December 31, 2009	1,216,000	0.55

Granted	–	–
Exercised	–	–
Forfeited/Expired	(1,216,000)	0.55

Outstanding at December 31, 2010	–	–

Warrants

In periods prior to those presented, the Company issued warrants in connection with private placements of debt and equity.

At December 31, 2009 the Company had 33,950 warrants outstanding.  At December 31, 2010 all previously outstanding warrants expired unexercised.  No additional warrants were issued during the years ended December 31, 2010 and 2009.

Phoenix International Ventures, Inc.
Notes to Consolidated Financial Statements
December 31, 2010

Note 10- Income Taxes

Significant components of the Company’s net deferred tax asset as of December 31, 2010 and 2009 were as follows:
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$1,093,000	$847,000
Uniform capitalization	(25,000)	26,000
Accrued vacation pay	8,000	24,000
Non qualified stock options	-	95,000
Settlement Agreement	134,000	134,000
Subpart F losses	1,000	3,000
Currency Changes	2,000	-
Accrued Warranty Reserve	8,000	-
Related party accrued expenses	51,000	209,000
Property plant & equipment	(7,000)	(7,000)
Net deferred tax asset	1,272,000	1,345,000
Less: Current Portion	(17,000)	(50,313)
Non-current Portion	1,255,000	1,147,000
Less valuation allowance	(1,272,000)	(1,345,000)
Deferred tax asset after valuation allowance	$-	$-

 As of December 31, 2010 and 2009, the Company had federal net operating loss carry forwards of approximately $4.0 million and $2.4 million, respectively. These operating losses will be available to reduce future taxable income and begin to expire in 2024. In addition, the Company also has temporary timing differences between its book income and tax income that will generate future tax benefits. The Company evaluated whether it is expected to realize tax benefits for the use of the carry forward items in the near future, based on historical data as well other information the Company believes that a 100% valuation analysis is appropriate.  The following is a reconciliation of income tax at the statutory rate to the Company’s effective rate:

	2010		2009
Computed at the expected statutory rate	35.00%		35.00%
Meals & Entertainment	(0.52)		(1.99)
Stock Options	-		1.37
Fines & Penalties	-		(0.97)
Total permanent differences	34.48		33.41
Depreciation	-		0.13
Accrued Vacation	0.51		(2.36)
Accrued Officer's salaries	3.14		2.65
Stock Options	-		2.84
Warranty reserve	0.51		-
Legal Settlement	(8.36)		-
Foreign Losses	0.19		0.32
Section 263A Adjustment	(1.57)		(7.88)
Total temporary differences	(5.58	) %	(4.30)%
Total tax before valuation allowance	28.89		29.11
Valuation allowance/NOL carryforward	(28.89)		(29.11)
Income tax expense – effective rate	0.00%		0.00%

Phoenix International Ventures, Inc.
Notes to Consolidated Financial Statements
December 31, 2010

The Company has considered its previously taken tax positions for uncertainty  and believes that all positions taken in tax filings will more likely than not to be sustained on examination by tax authorities. As of December 31, 2010 the Company recognized $20,000 in statutory penalties related to the failure to report the required activity of its wholly owned foreign subsidiary.  The Company is open to Internal Revenue Service audit for 2006 through the present.

Note 11 – Subsequent Events

On March 24, 2011, the Company’s Board of Directors approved private placements of up to 6,666,667 shares of the Company’s common stock for up to $1,000,000 in cash at a price per share of $0.15 (the “Financing”), pursuant to the terms of a subscription agreement dated as of February 28, 2011, as amended by a supplement dated March 22, 2011.  Messrs. Amit Barzelai, Uri Wittenberg and Hagai Langstadter purchased an aggregate of 1,666,667 shares of Company common stock for $250,000.  The offering of the remaining 5,000,000 shares will be made to accredited investors through April 30, 2011, subject to the Company’s right to terminate the offering at any time or extend it to as later as May 31, 2011.

On February 27, 2011, the Board of Directors accepted the resignation of Niv Nissenson as the Company’s Chief Financial Officer (“CFO”) originally given on February 22, 2011. Mr. Nissenson resigned for personal reasons.  Mr. Nissenson indicated that he had no disagreements with the Company’s accounting policies or practices.  The resignation was effective on February 27, 2011.  The Company appointed Teja Shariff as the Company’s interim Chief Financial Officer until the sooner of June 1, 2011 or until a permanent replacement is elected by the Board.  Mr. Shariff is the brother of the Company’s CEO and President, Mr. Zahir Teja.

On March 22, 2011 Neev Nissenson resigned as Secretary and as a member of the board of directors of the Company and its subsidiaries.  On the same date the Company, Zahir Teja and certain other parties entered into a settlement agreement and mutual release with Mr. Nissenson.  Under terms of the agreement, the Company agreed to pay to Mr. Nissenson the sum of $136,593 in accrued salary and related compensation under his employment agreement with the Company, payable in monthly installments of $2,500 each commencing September 30, 2011.  Mr. Nissenson agreed to terminate his employment agreement with the Company and the parties exchanged mutual releases.

In a related development, on March 22, 2011, the Company, Zahir Teja and certain other parties entered into a settlement agreement and mutual release with Mr. Haim Nissenson and Anney Consulting Corp. (“Anney”).  Under the terms of the agreement, the October 2, 2006 consulting agreement among Mr. Haim Nissenson, Anney, Zahir Teja and the Company, and all amendments thereto, were terminated, and in full payment for $181,211 of accrued consulting fees payable to Anney, the Company agreed to issue to Anney an aggregate of 308,018 shares of Company common stock.  The agreement also obligates the Company to remove Haim Nissenson and Neev Nissonson from a $15,000 personal guaranty to an Israeli bank by September 30, 2011, and provides Haim Nissenson and Anney with certain piggyback registration rights on all Company shares  owned by them, subject to the terms of a maximum two year lockup agreement.  For so long as the lockup agreement remains in effect, the parties agreed that Anney and Haim Nissenson could nominate one individual to serve as a member of the board of directors of the Company so long as such nominee is reasonably acceptable to the members of the Company’s board of directors.

To fill the vacancy created by the resignation of Neev Nissenson, on March 24, 2011, Zahir Teja appointed Amit Barzelai to serve as a member of the Board of Directors.  Pursuant to the authority granted to the directors in the Company By-Laws, Messrs. Teja and Barzelai then amended the By-Laws to increase the size of the board of directors of the Company from two persons to a minimum of three and a maximum of seven persons.  The directors then appointed Messrs. Uri Wittenberg, Hagai Langstadter and Ofer Bar-Nes Nissensohn to serve as additional members of the board of directors of the Company and each of its subsidiaries.  As a result, the board of directors of the Company and each of its subsidiaries now consists of five members.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 11, 2011, by letter dated April 10, 2011, Phoenix International Ventures, Inc. ( “Company”) notified its independent registered public accounting firm, Hunter & Renfro LLP (“H&R”), of its intention to engage Mark Bailey & Company (“Bailey”), as its new independent registered public accounting firm, at which time the Company dismissed H&R.  The decision to dismiss H&R and to engage Bailey was approved by the  Company's Board of Directors.

Bailey had formerly audited the Company’s consolidated balance sheet as of December 31, 2009 and the related consolidated statements of operations and comprehensive loss, stockholders' deficit, and cash flows for the year then ended.  Such audit did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

In early 2010, H&R was engaged by the Company to act as its independent accountants and reviewed the unaudited quarterly balance sheets of the Company as at March 31, 2010, June 30, 2010 and September 30, 2010, and the related unaudited consolidated statements of operations and comprehensive loss, stockholders' deficit, and cash flows for the three fiscal quarters ended September 30, 2010.  H&R did not audit any of the consolidated financial statements of the Company.

During the Company’s 2010 fiscal year and the subsequent interim period ended April 10, 2011 (the date of H&R’s dismissal), there were no disagreements between the Company and H&R on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to H&R’s satisfaction, would have caused it to make reference to the subject matter of the disagreements in connection with its report.  Also, during such periods, there were no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided H&R with the foregoing disclosures and has requested that it furnish a letter addressed to the Securities and Exchange Commission stating whether or not H&R agrees with the statements made by the Company herein.

On April 10, 2011, the Company reengaged Bailey as its independent registered public accounting firm to audit it’s consolidated financial statements as at December 31, 2010 and for the fiscal year then ended.  During the Company’s recent fiscal year and the subsequent interim period ended April 11, 2011 (the date of Bailey’s engagement), the Company did not consult Bailey with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on its financial statements, any reportable events or other matters set forth in Item 304(a)(2) of Regulation S-K.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010 (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures, subject to the limitations as noted below, were not effective during the period and as of the end of the period covered by this annual report to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

Because of inherent limitations, our disclosure controls and procedures may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls system are met. Because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Management’s Report on Internal Control Over Financial Reporting

Our internal controls over financial reporting are designed by, or under the supervision of our Principal Executive Officer and Principal Financial Officer or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition or disposition of our assets that could have a material effect on the financial statements.

Our management has evaluated the effectiveness of our internal control over financial reporting (“ICFR”) based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2010. Based on its evaluation, our management concluded that our internal control over financial reporting has the following deficiencies as of December 31, 2010:

We did not maintain effective controls to ensure there is adequate analysis, documentation, reconciliation, and review of accounting records and supporting data, especially as it relates to complex transactions. These control deficiencies contributed to the individual material weaknesses described below:

a)	Shortage of qualified financial reporting personnel with sufficient depth, skills and experience to apply accounting principles generally accepted in the United States of America (“GAAP”).

b)	We did not maintain effective controls to ensure there is adequate analysis, documentation, reconciliation, and review of accounting records and supporting data.

c)	We do not have adequate controls in place to identify and approve non-recurring transactions such that the validity and proper accounting can be determined on a timely basis.

d)	During 2010 the Company did not have a functioning independent auditing committee.

In summary, the control deficiencies and material weaknesses noted above could result in a material misstatement of the aforementioned accounts or disclosures that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that each of the control deficiencies described above constitutes a material weakness.

Remediation of Material Weakness

None of the material weaknesses previously disclosed was effectively remediated during 2010 or through the date of this report.

Notwithstanding the material weaknesses discussed above, our management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations, and cash flows for the years ended December 31, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

Inherent Limitations Over Internal Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all errors or misstatements and all fraud. Therefore, even those systems determined to be effective can provide only reasonable, not absolute, assurance that the objectives of the policies and procedures are met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Board of Directors, management and Mark Bailey & Company our independent auditors discussed these weaknesses and we have assigned the highest priority to their correction. In 2011, we plan to continue to add financial resources and expertise, both through internal hiring and using outside consultants that will provide hands-on oversight of the monthly financial closing, data analysis, and account reconciliation.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

There is no information that was required to be disclosed, but was not disclosed in a report on a Form 8-K during the fourth quarter of our fiscal year ended December 31, 2010.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our officers and directors and further information concerning them are as follows:

Name	Age	Position
Zahir Teja	57	President, Chief Executive Officer, Director
Neev Nissenson	32	Vice President, Chief Financial Officer, Secretary, Director (*)
Teja Shariff	54	Interim Chief Financial Officer
Amit Barzelai	41	Director
Uri Wittenberg	39	Director
Hagai Langstadter	33	Secretary and Director
Ofer Bar Nes Nissensohn		Director
_________________________
(*)           Resigned as Chief Financial Officer February 22, 2011 and as Vice President, Secretary and a Director on March 22, 2011.

Zahir Teja - President, Chief Executive Officer, Director

Zahir Teja has served as our President and Chief Executive Officer since our inception. He holds this position at the pleasure of the Board of Directors. He has also been a member of the Board of Directors since our inception. His term as a board member is one year until the next meeting of stockholders and until his successor has been duly elected and qualified. From April, 2003 to the present, Mr. Teja was the founder and sole owner of Phoenix Aerospace, Inc., a company engaged in the business of design, modifications and manufacturing of support equipment of military aircraft. Prior to that engagement, Mr. Teja was engaged from June, 2000 to March, 2003 as a consultant with American Valley Aviation, Inc., a manufacturer and remanufacturer of ground support equipment. His primary responsibilities were in the areas of marketing and sales and business development in ground support equipment.

Mr. Teja is not a director of any other public company. Mr. Teja’s lifelong business experience and significant knowledge and expertise in the ground support equipment industry make him a suitable person to serve on the Company’s Board of Directors.

Neev Nissenson - Vice President, Chief Financial Officer, Secretary and Director

Neev Nissenson, age 32, served as our Vice President and Chief Financial Officer until his resignation in February 2011. He was a member of the Board of Directors since our inception and served until his resignation in March 2011. For at least the past five years, Mr. Nissenson currently serves as a director for Dionysos Investments Ltd., a privately owned consulting company.  Until November 2006, Mr. Nissenson was also a consultant with Dionysos Investments Ltd., where he was responsible for numerous business development projects for private and public companies.  Mr. Nissenson is an armored platoon commander in the Israeli Defense Forces (Reserve) Armored Corps with a rank of Captain. He holds an Executive Master's degree in Business Administration specializing in Integrative Management from the Hebrew University of Jerusalem and a bachelor of the arts degree in General History and Political Science from Tel Aviv University.

Teja N, Shariff, Interim Chief Financial Officer

Teja N. Shariff was the Chief Financial Officer and Chief Accounting Officer of the Company from its inception until April 2009 when he resigned and Niv Nissenson became Chief Financial Officer.  In February 2011, Mr. Shariff assumed the position of interim Chief Financial Officer and Chief Accounting Officer of the Company as a result of the resignation of Mr. Nissenson.  Mr. Shariff is the principal owner of the Teja N. Shariff, CPA accounting firm. He has held this position for more than the past five years. Mr. Shariff received a B.Sc. in Accounting from the California State University at Long Beach.  Mr. Shariff is the brother of Zahir Teja, our President and Chief Executive Officer.

Amit Barzelai

Amit Barzelai graduated from the College of Management, Israel in 1995 with a B.Sc. in Business Management, specializing in Accounting and Finance. Since his graduation, he has held various positions in various private companies in Israel with his duties primarily involving, management, business development, financing and financial management, accounting,  internal accounting and fraud detection.  Mr. Barzelai is the founder and CEO of Eliyahu Barzelai Holdings & Investments Ltd., a family investment company where he is involved in planning, strategizing and executing company’s investments.

Uri Wittenberg

Uri Wittenberg has been the managing director and chairman of the board of directors of Wittenberg Barzalei Infrastructure & Environmental Ltd. since 2005.  Located in Tel Aviv, Israel, Wittenberg Barzalei Infrastructure  & Environmental Ltd. provides environmental management services and advanced environmental technologies.  Its services include waste management services and logistics services for industrial clients using advanced technologies and recovery of waste in the form of energy or organic materials; water purification technologies; wastewater management; sludge treatment technologies and Bio Agro technologies.  Mr. Wittenberg is also a managing director and chairman of other businesses in Israel, including U. Wittenberg – Initiative & Management Ltd., E. Taieb Engineering  Ltd., a leading Israel construction and engineering company, and WineWise Ltd., a commercial trading company that imports wines and spirits in Israel.  Mr. Wittenberg holds an MBA in marketing and finance from the College of Management, Tel Aviv, Israel.

Hagai Langstadter

Hagai Langstadter has, since 2006,  been the group financial and legal manager for DDG Ltd., an affiliated company of Delin Group, a multi-national group of companies that invests primarily in real estate.  From 2005 to 2006 he was a financial and macro analyst for the Manufactures Association of Israel.  Mr. Langstadter received his law degree from Bar Ilan University in 2006.

Ofer Bar Nes Nissensohn

Ofer Bar Nes Nissensohn has, since 2006, been an investment manager in Bar-Nes Holdings & Assets, a private family investment company.  For four years prior thereto, he was a director of Tiv Taam Holdings 1 (formerly, World Group Holdings Ltd.), a public investment and holdings company in Israel, and from 2007 to 2009 was a director of Tiv Tam Holdings.  Mr. Nissensohn is also a director of two development stage technology companies located in Israel.  Mr. Nissensohn is the son of Zvi Bar-Nes Nissensohn, a shareholder and one of the former note holders of the Company.

Significant Employees

As of December 31, 2010, the Company believes that almost all employees are important to the success of the Company but the only significant individuals are the Company’s officers and directors referenced above.

Family Relationships

Except as indicated above, there are no family relationships among our directors, executive officers, or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated, or any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; and (5) been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member (covering stock, commodities or derivatives exchanges, or other SROs).

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

For the year ended December 31, 2010, the Board of Directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the Board of Directors’ review and discussion of the matters above, the Board of Directors authorized inclusion of the audited financial statements for the year ended December 31, 2010 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

ITEM 11.   EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our current executive officers for each of the last three completed fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option awards	Non-Equity Incentive Plan Comp.	All other compensation	Total
		($)	($)	($)	($)	($)	($)	($)
Zahir Teja(1)
President, CEO, Director	2010	180,000						180,000
	2009	180,000						180,000
	2008	120,000						120,000

Neev Nissenson(2)
VP, CFO, Secretary, Director	2010	126,000						126,000
	2009	126,000						126,000
	2008	109,000						109,000

Teja N. Shariff(3)	2010	17,500						17,500
Former CFO, Treasurer, CAO	2009	17,500					42,500	60,000
	2008	60,000						60,000

(1) Pursuant to Mr. Teja's employment agreement with the Company (described below), Mr. Teja is due an annual salary of $180,000 per year starting from April 26, 2008.   Portions of Mr. Teja salary was not paid and deferred. The amount of the deferred salary owed to Mr. Teja at December 31, 2010 is $180,898.  In April 2011, Mr. Teja agreed to exchange all other loans owed to him by the Company and its subsidiary, aggregating $408,000, for 2,720,000 shares of our common stock, valued at $0.15 per share.

(2) Pursuant to Mr. Nissenson's employment agreement with the Company (described below) Mr. Nissenson is due an annual salary of $126,000 per year starting from April 26, 2008.  In 2008, some of Mr. Nissenson’s salary was not paid and deferred. The amount of the deferred salary at December 31, 2009 is $39,548.  In 2010, some of Mr. Nissenson’s salary was not paid and deferred.  As at December 31, 2010, $95,548 of accrued salary and related compensation was due and payable to Mr. Nissenson.  Pursuant to a March 22, 2011 settlement agreement, the Company and Mr. Nissenson agreed that an aggregate of $136,593 in accrued salary and related compensation under his employment agreement with the Company would be paid in monthly installments of $2,500 each commencing September 30, 2011.

(3)  On January 22, 2009, the Board of Directors decided not to extend the employment agreement with Teja Shariff as CFO following its expiration in April 26, 2009. The Company has retained Mr. Shariff as a consultant to the Company for $2,000 per month. The Company has paid down in 2009 previously deferred salary in the amount of $24,000. At December 31, 2010 the Company owed Mr. Shariff $27,500 in respect of deferred compensation. Effective February 27, 2011 the Company appointed Mr. Shariff Interim CFO, and Mr. Shariff currently serves as our Principal Accounting Officer.

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

Mr. Teja's base compensation is $120,000 for the first 12 months, $180,000 for the second 12 months, and no less than $180,000 for the third 12 months during the term. Mr. Teja is entitled to receive annually a bonus and success fee calculated as follows: the product of (A) one percent (1%) and (B) all revenues from the Company's operations in excess of $4,000,000. The foregoing bonus and success fee shall not exceed $130,000 during any twelve month period. Mr. Teja is also entitled to certain fringe benefits and reimbursement of expenses. The employment agreement may be terminated by the Company for “Cause” and may be terminated by Mr. Teja for “Good Reason” or on 90 days' notice.

Neev Nissenson Employment Agreement

In 2007, the Company entered into a three year employment agreement with Neev Nissenson to serve as the Company's Vice President. The term of the Agreement was subject to automatic extensions for additional one year periods, unless either party notifies the other in writing at least 90 days prior to the expiration of the then existing term of its intention not to extend the term.

Mr. Nissenson's base compensation was $75,000 for the first 12 months, $126,000 for the second 12 months, and no less than $126,000 for the third 12 months during the term. Mr. Nissenson was also entitled to certain fringe benefits and reimbursement of expenses. The employment agreement was terminable by the Company for “Cause” and may be terminated by Mr. Nissenson for “Good Reason” or on 90 days' notice.

On February 22, 2011, Neev Nissenson tendered his resignation as our Chief Financial Officer (accepted by the board on February 27, 2011) and on March 22, 2011Mr. Nissenson resigned as Secretary and Vice President and as a member of the board of directors of the Company and its subsidiaries.  On the same date the Company, Zahir Teja and certain other parties entered into a settlement agreement and mutual release with Mr. Nissenson.  Under terms of the agreement, the Company agreed to pay to Mr. Nissenson the sum of $136,593 in accrued salary and related compensation under his employment agreement with the Company, payable in monthly installments of $2,500 each commencing September 30, 2011.  Mr. Nissenson agreed to terminate his employment agreement with the Company and the parties exchanged mutual releases.

Teja N. Shariff Employment Agreement

The Company had previously entered into an employment agreement with Teja N. Shariff to serve as the Company's Chief Financial Officer.

On January 22, 2009, the Board of Directors resolved not to extend the employment agreement with Teja Shariff as CFO. Neev Nissenson will take the place as CFO, in addition to his role as Vice President effective February 27, 2011.

Outstanding Equity Awards and Stock Options

No options were granted during the fiscal years ended December 31, 2010 and 2009 and none were outstanding at December 31, 2011.

Compensation to Directors

Directors are not paid any fees or compensation for services as members of our Board of Directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of the May 12, 2011, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.
Title Of Class	Name and Address of Beneficial Owner(1)(2)	Position with the Company	Amount Of Beneficial Ownership	Percent Of Class

Common Stock	Zahir Teja(3)	President, CEO, Director	4,870,000	28.9%

Common Stock	Anney Business Corp.(4) Rue Arnold Winkelried 8, Case postale 1385, 1211 Geneve 1, Switzerland	Former 5% Stockholder	780,768	4.6%

Common Stock	Teja N. Shariff (5)	Chief Financial Officer	296,000	1.8%

Common Stock	Amit Barzelai (6)	Director	1,607,306	9.5%

Common Stock	Uri Wittenberg (7)	Director	1,740,667	10.3%

Common Stock	Hagai Langstadter (8)	Director	799,160	4.7%

Common Stock	Ofer Bar-Nes Nissensohn (9)	Director	500,000	3.0%

Common Stock	All Officers and Directors as a group that consists of 6 persons		9,813,133	58.7%

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

 (3) Mr. Teja's share holdings consist of 2,150,000 shares of the Company's common stock beneficially owned by him as at December 31, 2010, and 2,720,000 additional shares issued to him in payment of $408,000 of accrued obligations owed by the Company and its subsidiary.

 (4) Anney Business Corp.'s share holdings consist of 780,786 shares of the Company's common stock beneficially owned by it.  As at December 31, 2010, Anney Business Corp. beneficially owned more than 5% of our outstanding common stock.  Haim Nissenson is the sole owner of Anney Business Corp.  Does not include (i) 395,000 shares of the Company's common stock beneficially owned by Neev Nissenson, the son of Haim Nissenson, (ii) 5,000 shares of the Company's common stock beneficially owned by the wife of Neev Nissenson, or (iii) an aggregate of 5,000 shares of the Company’s common stock beneficially owned by other members of the family of Haim Nissenson. Anney and Haim Nissenson each disclaim beneficial ownership of all shares of common stock owned by other members of his family.
.
 (5) Mr. Shariff's share holdings consist of 296,000 shares of the Company's common stock beneficially owned by him. Under a Debt Conversion Agreement, Mr. Shariff was issued 96,000 shares of the Company's common stock in consideration of the cancellation of the Company's Note in the outstanding principal amount of $48,000. Mr. Shariff and Mr. Teja are brothers.

(6)   The owner of 218,183 shares of Company common stock, Mr. Barzelai purchased 500,000 additional shares for $75,000 in the private placement described elsewhere in this Annual Report.  Mr. Barzelai received 250,000 shares of our common stock and an immediately exercisable five year option to purchase 250,000  additional shares of our common stock at an exercise price of $0.15 per share in April 2011 in consideration for his agreement to serve as a director of the Company.  In addition, pursuant to an August 2010 finders agreement, in April 2011 Eliyahu Barzelai Holdings & Investments Ltd., which owned 105,790 shares of common stock of the Company at December 31, 2010, also received 283,333 additional shares of common stock in consideration for its facilitating the $250,000 equity financing for the Company consummated on March 24, 2011.  As a result, Eliyahu Barzelai Holdings & Investments Ltd. currently owns 389,123 shares.  Mr. Barzelai has the power to vote and dispose of the shares owned by Eliyahu Barzelai Holdings & Investments Ltd.

(7)  The owner of 174,000 shares of Company common stock, Mr. Wittenberg purchased 1,066,667 additional shares for $160,000 in the March 2011 private placement described elsewhere in this Annual Report. He also received 250,000 additional shares and an immediately exercisable five year option to purchase 250,000  additional shares of our common stock at an exercise price of $0.15 per share in April 2011 in consideration for his agreement to serve as a director of our Company.

(8)    Represents 199,160 shares owned as at December 31, 2010, 100,000 shares purchased in the March 2011 private placement for $15,000, and 250,000 additional shares and an immediately exercisable five year option to purchase 250,000 additional shares of our common stock at an exercise price of $0.15 per share, issued in April 2011 in consideration for Mr. Langstadter’s agreement to serve as a director of our Company.

(9)    Represents 250,000 shares and an immediately exercisable five year option to purchase 250,000 additional shares of our common stock at an exercise price of $0.15 per share, issued in April 2011 in consideration for Mr. Nissensohn’s agreement to serve as a director of our Company.  Ofer Bar-Nes Nissensohn is the son of Zvi Bar-Nes Nissensohn, a shareholder of the Company and one of the former note holders of the Company who converted a $110,000 note into 733,333 shares of Company common stock in March 2011.  Ofer Bar-Nes Nissensohn disclaims any beneficial interest in the shares owned by Zvi Bar-Nes Nissensohn.

The percent of class is based on 16,879,818 shares of common stock issued and outstanding as of the date of this Annual Report on Form 10-K.

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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as described below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

●	Any of our directors or officers;
●	Any person proposed as a nominee for election as a director;
●	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock
●	Any of our promoters; and
●	Any relative or spouse of any of the foregoing persons who has the same house as such person
The Company submits all related party transactions to the board of directors for approval. The related party abstains in the vote.

As described in more detail above under “Employment Agreements” in Item 11 above, the Company has entered into employment agreements with its executive officers.

In 2010 the Company purchased inventory in connection with the performance on remanufacturing contracts from Mawenzi, Inc. a company owned by the brother in law of our CEO, President and Director, Mr. Zahir Teja. At December 31, 2010 the Company owed Mawenzi, Inc. $123,000. The Company believes that all purchases were made at fair market value.

On March 22, 2011 Neev Nissenson resigned as Secretary and as a member of the Board of Directors of the Company and its subsidiaries.  On the same date, the Company, Zahir Teja and certain other parties entered into a settlement agreement and mutual release with Mr. Nissenson.  Under terms of the agreement, the Company agreed to pay to Mr. Nissenson the sum of $136,593 in accrued salary and related compensation under his employment agreement with the Company, payable in monthly installments of $2,500 each commencing September 30, 2011. Mr. Nissenson agreed to terminate his employment agreement with the Company and the parties exchanged mutual releases.

In a related development, on March 22, 2011, the Company, Zahir Teja and certain other parties entered into a settlement agreement and mutual release with Mr. Haim Nissenson and Anney Consulting Corp. (“Anney”).  Under terms of the agreement, the October 2, 2006 consulting agreement among Mr. Haim Nissenson, Anney, Zahir Teja and the Company, and all amendments thereto, were terminated, and in full payment for $181,211 of accrued consulting fees payable to Anney, the Company agreed to issue to Anney an aggregate of 308,018 shares of Company common stock.  The agreement also obligates the Company to remove Haim Nissenson and Neev Nissonson from a $15,000 personal guaranty to an Israeli bank by September 30, 2011, and provides Haim Nissenson and Anney with certain piggyback registration rights on all Company shares  owned by them, subject to the terms of the maximum two year lockup agreement referred to below.  For so long as the lockup agreement remains in effect, the parties agreed that Anney and Haim Nissenson could nominate one individual to serve as a member of the board of directors of the Company so long as such nominee is reasonably acceptable to the members of the Company’s board of directors.

To fill the vacancy created by the resignation of Neev Nissenson, on March 24, 2011, Zahir Teja appointed Amit Barzelai to serve as a member of the Board of Directors.  Pursuant to the authority granted to the directors in the Company By-Laws, Messrs. Teja and Barzelai then amended the By-Laws to increase the size of the board of directors of the Company from two persons to a minimum of three and a maximum of seven persons.  The directors then appointed Messrs. Uri Wittenberg, Hagai Langstadter and Ofer Bar-Nes Nissensohn to serve as additional members of the Board of Directors of the Company and each of its subsidiaries.  As a result, the board of directors of the Company and each of its subsidiaries now consists of five members.

In addition, approximately $337,000 of debt currently in default (consisting of $300,000 original principal amount plus accrued interest thereon) issued to certain note holders (including Zvi bar-nes Nissenson, the father of Ofer Bar-Nes Nissenson) was converted into approximately 2,247,000 shares of the Company’s common stock at the price of $0.15 per share.  The Company also agreed to issue 30,000 additional shares of its common stock to the converting note holders in consideration for prior debt extensions.

In April 2011, the Company’s Board of Directors approved an agreement whereby $408,000 of accrued obligations owed by our Company and its Phoenix Aerospace subsidiary to Zahir Teja, our President and Chief Executive Officer was converted into 2,720,000 additional shares of our common stock, at a conversion price of $0.15 per share.

In April 2011, the Company issued an aggregate of 1,000,000 additional shares of its common stock to Amit Barzelai (250,000 shares) Uri Wittenberg (250,000 shares), Hagai Langstadter (250,000 shares) and Ofer Bar-Nes Nissensohn (250,000 shares), and immediately exercisable five year options entitling each of such persons to purchase an additional 250,000 shares of our common stock at an exercise price of $0.15 per share, in consideration for such persons agreement to serve as members of our Board of Directors.  We agreed to issue these securities to these members of our Board of Directors, in consideration for their agreement to serve in such capacity in the absence of directors and officers’ liability insurance.

 On February 2, 2010 the Company issued 14,140 shares of common stock to a note holder for consideration of extending the maturity date of a promissory note. On June 10, 2010 the Company issued 1,768 shares of common stock to a note holder for consideration of extending the maturity date of a promissory note. On March 25, 2010 the Company issued 10,500 shares of common stock to a note holder for consideration of extending the maturity date of a promissory note. On May 20, 2010 the Company issued 2,943 shares of common stock to a note holder for consideration of extending the maturity date of a promissory note.

In addition, approximately $337,000 of debt that was in default as at March 24, 2011 (consisting of $300,000 original principal amount plus accrued interest thereon) issued to certain note holders (including Zvi bar-nes Nissensohn, the father of Ofer Bar-Nes Nissensohn) were converted into approximately 2,247,000 shares of the Company’s common stock at the price of $0.15 per share.  The Company also issued 283,333 shares of common stock to an affiliate of Amit Barzelai and agreed to issue 30,000 additional shares of its common stock to the converting note holders in consideration for prior debt extensions.

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

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Mark Bailey & Company, Ltd. (“MBC”) is our independent public accountants.  MBC audited our financial statements for the twelve months ended December 31, 2010 and 2009, contained in the corresponding fiscal periods.  On April 10, 2010, MBC resigned and Hunter & Renfro LLP was appointed as our independent public accountants and reviewed our unaudited financial statements for the quarters ended March 31, 2010, June 30, 2010 and September 30, 2010.  In March, 2011, the new board of directors replaced Hunter & Renfo LLP and rehired MBC as our auditors to audit our 2010 financial statements.  There were no disputes between our company and Hunter & Renfo LLP that led to our replacement of such accountants and the rehiring of MBC as our auditors.

Audit and Non-Audit Fees

Aggregate fees for professional services rendered to the Company by MBC as of or for the two fiscal years ended December 31, 2010 and 2009 are set forth below.
	Fiscal Year
	2010	2009
Audit Fees	$90,000	$80,700
Audit-Related Fees		0
Tax Fees	$21,000	10,000
All Other		10,650
Total	$111,000	$101,350

Audit Fees Aggregate fees billed by our auditors for professional services rendered in connection the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2010 and December 31, 2009.

Audit-related Fees Represents fees related to review of our Interim financial information contained in Form 10-Q for the periods ended March 31, June 30 and September 30, 2010 These fees were paid to Hunter & Renfro LLP.

Tax Fees Aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning, and related filings.

All Other Aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting.

PART IV
ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit
Number	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of Phoenix International Ventures, Inc.’s Registration Statement on Form SB-2 (File No. 333-140257)).
3.2	By-Laws (incorporated by reference to Exhibit 3.2 of Phoenix International Ventures, Inc.’s Registration Statement on Form SB-2 (File No. 333-140257)).
3.3	Amended and Restated By-Laws (incorporated by reference to Exhibit 10.4 to Form 8-K filed on March 25, 2011).
4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 of Phoenix International Ventures, Inc.’s Registration Statement on Form SB-2 (File No. 333-140257)).
4.2	Form of collateralized Promissory Note (incorporated by reference to Exhibit 4.1 of Phoenix International Ventures, Inc.’s Current Report on Form 8-K filed September 5, 2008).
4.3	Form of uncollateralized Promissory Note (incorporated by reference to Exhibit 4.2 of Phoenix International Ventures, Inc.’s Current Report on Form 8-K filed September 5, 2008).
4.4	Form of Warrant (incorporated by reference to Exhibit 4.3 of Phoenix International Ventures, Inc.’s Current Report on Form 8-K filed September 5, 2008).
4.5	Form of uncollateralized promissory note (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2009)
4.6	Form of uncollateralized promissory note extension (incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2009).
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

PHOENIX INTERNATIONAL VENTURES, INC.

Date: May 16, 2011	By:	/s/ Zahir Teja
Zahir Teja President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K Annual Report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Zahir Teja	Chairman and Chief Executive Officer	May 16, 2011
Zahir Teja

/s/ Teja N. Shariff	Chief Financial Officer and Secretary	May 16, 2011
Teja N. Shariff	(Principal Financial and Accounting Officer)

/s/ Amit Barzelai	Director	May 16, 2011
Amit Barzelai

/s/ Uri Wittenberg	Director	May 16, 2011
Uri Wittenberg

/s/ Hagai Langstadter	Director	May 16, 2011
Hagai Langstadter

/s/ Ofer Bar-Nes Nissensohn	Director	May 16, 2011
Ofer Bar-Nes Nissensohn