Form 10-Q
period 2011-03-31
Phoenix International Ventures, Inc.
filed 2011-05-23
CIK 1383637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2011

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

The number of shares outstanding of the issuer’s common stock, as of May 13, 2011 was 16,879,818.

Phoenix International Ventures, Inc.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

Phoenix International Ventures, Inc
Consolidated Balance Sheet

		March 31,	December 31,
	Assets	2011	2010
		Unaudited	Audited

Current assets
	Cash	$158,732	$2,631
	Accounts receivable, net	2,775	6,228
	Inventory	40,397	23,277
	Prepaid and other current assets	1,505	5,524

	Total current assets	203,409	37,660

Property and equipment, net		84,636	104,499

	Other assets	20,405	23,431

	Total assets	308,450	165,590

	Liabilities and Stockholders' (Deficit)

Current liabilities
	Line of credit	15,756	15,756
	Accounts payable	1,330,829	1,189,457
	Related party accounts payable	125,104	289,915
	Other accrued expenses	131,875	182,830
	Billings in excess of cost	59,201	59,201
	Customer deposit	56,000	56,000
	Notes payable, related party	88,917	382,610
	Notes payable, current portion net of discounts	79,449	87,741
	Legal settlement	384,000	384,000
	Accrued officers salaries	326,087	399,148
	Officer loans	408,488	408,836

	Total current liabilities	3,005,706	3,455,494

Long term liabilities
	Notes payable	38,050	48,034
	Notes payable, related party	89,330	-
	Total long term liabilities	127,380	48,034

	Total liabilities	3,133,086	3,503,528

Commitment and Contingencies		-	-

Stockholders' (deficit)
	Preferred stock - $0.001 par value; 1,000,000 shares
	authorized; zero shares issued and outstanding	-	-
	at March 31, 2011 and December 31,2010
	Common stock - $0.001 par value; 50,000,000 shares
	authorized; and 12,659,733 and 8,137,307 shares	32,660	8,143
	issued and outstanding at March 31, 2011 and
	December 31,2010.
	Additional paid in capital	2,096,593	1,456,507

	Accumulated Deficit	(4,953,889)	(4,802,588)

	Total stockholders' deficit	(2,824,636)	(3,337,938)

	Total liabilities and stockholders' (deficit)	$308,450	$165,590

The accompanying notes are an integral part of the financial statements

Phoenix International Ventures, Inc
Consolidated Income Statement
For The Three Months Ended

	March 31,	March 31,
	2011	2010
	Unaudited	Restated

Sales, restated	$11,480	$1,065,695

Cost of sales, restated	94,286	1,015,440

Gross margin	(82,806)	50,255

Operating expenses
General and administrative expenses, restated	118,889	379,582

Total operating expenses	118,889	379,582

Income (Loss) from operations	(201,695)	(329,327)

Loss on disposition of assets	(3,913)	-
Gain on extinguishment of related party debt	162,510	-
Interest expense	(34,272)	(18,851)

Net (loss) before taxes	(77,370)	(348,178)

Income taxes	-	-

Net income (loss)	$(77,370)	$(348,178)

Net income (loss) per common share:
Basic	$(0.01)	$(0.04)
Diluted	$(0.01)	$(0.04)

Weighted average shares outstanding:
Basic	8,601,222	8,117,081
Diluted	8,601,222	8,117,081

The accompanying notes are an integral part of the financial statements

Phoenix International Ventures, Inc
Consolidated Statement of Cash Flows
For The Three Months Ended

	March 31	March 31
	2011	2010
	Unaudited	Restated

Cash flows from operating activities
Net income (loss), restated	$(77,370)	$(348,178)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	4,859	5,250
Amortization of debt discount	4,844	4,082
Accrued interest	29,304	5,186
Change in accounts receivable	3,453	43,444
Loss on disposition of assets	3,913	-
Cost in excess of billings, restated	-	(197,268)
Gain on extinguishment of debt	(162,510)	-
Change in inventory	(17,120)	300,150
Changes in prepaid expenses	4,019	400
Change in other assets	3,026	-
Change in customer deposits	-	(161,927)
Change in accounts payable, restated	141,372	242,582
Change in accrued expenses	(124,016)	66,356
Change in amounts due to related party	92,327	(63,185)

Net cash used in operating activities	(93,899)	(103,108)

Cash flows from investing activities
Purchase of property and equipment	-	(2,018)

Net cash provided from investing activities	-	(2,018)

Cash flows from financing activities
Proceeds from notes payable	-	175,000
Repayments of notes payable	-	(20,740)
Proceeds from (payments on) line of credit	-	693
Proceeds from equity issuance	250,000	-

Net cash provided by financing activities	250,000	154,953

Increase (decrease) in cash	156,101	49,827

Cash, beginning of period	2,631	148,478

Cash, end of period	$158,732	$198,305

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company are presented in accordance with the requirements for Form 10-Q and Article 8-03 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP’) have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying consolidated financial statements should be read in conjunction with the December 31, 2010 financial statements and the notes thereto included in the Company’s Report on Form 10-K filed with the SEC on May 16, 2011.

The consolidated financial statements include the accounts of the Company and its wholly owned US subsidiary Phoenix Aerospace, Inc. (“PAI”) and an Israeli subsidiary, Phoenix Europe Ventures, Ltd. (“PEV). Significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

Management uses estimates and assumptions in preparing consolidated financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could differ.

Financial Condition, Liquidity, and Going Concern

At March 31, 2011, the Company assessed its ability to continue as a going concern. The Company has a significant working capital deficit which is reflective of the inability to meet its outstanding vendor obligations. The inability to meet these obligations has severely hampered the Company’s ability to generate revenue from the normal course of business.

The Company, since early 2011, has implemented an aggressive plan to raise additional capital primarily through equity financing in order to fund planned operations.  Through the date of this report the Company has achieved limited success in obtaining financing primarily through private placements.

Although the Company has significantly reduced its operating expenses and believes that it will be able to raise additional capital, there can be no assurance, that its capital raising efforts will be sufficient to begin fulfilling ongoing orders.  If it is unable to promptly fulfill its order backlog, such orders may be cancelled which would materially and adversely affect the Company’s ability to continue as a going concern.   Additionally, if the Company is unsuccessful in obtaining capital it will fail to continue as going concern.

Recent Issued Accounting Pronouncements

There are no new recently issued accounting pronouncements that are expected to have a material impact on the Company’s financial position, results of operations, and cash flows since the filing of the Form 10-K on May 16, 2011.  As noted, in the further detail, in the Form 10-K filing on the above referenced date, the Company is in the process of determining the potential impacts of the June 30, 2011 implementation of Financial Accounting Standards Board Issued Accounting Standards Update 2010-17 Revenue Recognition-Milestone Method (Topic 605) Milestone Method of Revenue Recognition a consensus of the FASB Emerging Issues Task Force.  Potentially material impacts of this implementation are dependent upon the Company’s ability to generate additional study contracts.  As of the date of this report, no such contracts have been executed.

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

 Note 2 – Inventory

Inventory consisted of the following:

	March 31, 2011	December 31, 2010
Raw materials	$21,704	$21,704
Work in process	18,693	1,573
Subtotal	40,397	23,277

Note 3 – Long Term Contracts

For certain contracts, specifically the USAF trailer program currently in progress, the Company recognizes revenues in accordance with the percentage of completion method of accounting. The percentage of completion method involves cost estimates to compute the contract profit which are subject to review and revision.

Costs and estimated losses on this contract were as follows:

	March 31, 2011	December 31, 2010
Costs incurred to date	$1,311,947	$1,311,947
Estimated contract (loss)	(119,275)	(119,275)
Less: billings to date	(1,251,873)	(1,2,51,873)
Billings in excess of costs inclusive of recognized loss	$(59,201)	$(59,201)

Due to the financial position of the Company during the three months ended March 31, 2011, no significant progress on the USAF trailer program was achieved.

Note 4 - Notes Payable

During the three months ended March 31, 2011 the Company did not issue any additional notes payable.

As disclosed in Note 7, the Company settled note payable obligations with previously outstanding principal of $300,000 along with $45,231 of accrued interest in exchange for 2,265,057 shares of common stock as of March 31, 2011.

For the three months ended March 31, 2011 we recognized interest expense of $34,272 of which $7,742 is accrued and unpaid at March 31, 2011.

As disclosed in our Form 10-K filed on May 16, 2011, a significant portion of the Company’s outstanding notes payable were in default.  At March 31, 2011 all of the Company’s current related party notes payable were in default.

On March 22, 2011 the Company converted previously accrued salary and other compensation totaling $136,593 due to the former CFO, Neev Nissenson, to a note payable.  Based on the terms of the agreement, as noted in our Current Report on Form 8-K filed on March 25, 2011, the Company is obligated to make monthly payments of $2,500 each commencing September 30, 2011.  For the three months ended March 31, 2011 the Company recognized a discount on the note of $44,266 using an assumed interest rate of 15% which is the effective rate for substantially all of the other outstanding notes payable.

There were no other significant changes in the Company’s notes payable for the three months ended March 31, 2011.

Note 5 - Related Party Transactions

There were no other significant related party transactions during the three months ended March 31, 2011 that are not disclosed elsewhere in this report.

Note 6 – Restatements

During the preparation of the Company’s annual financial statements for the year ended December31, 2010 management discovered errors in the accounting for the USAF trailer program which was recognized using the percentage of completion method.  In the first quarter of 2010 the Company revised (increased) its estimated costs to complete the first phase of the trailer program which resulted in a reduction of recognized revenue (of which $122,000 was previously reported as other expense) in the corresponding period.  Additionally, management discovered an error in the amount of indirect labor allocated to the trailer program and an immaterial amount of direct material purchases.  The indirect allocation ($51,000 reclassified to general and administrative) and direct materials ($9,246 reclassified to cost of sales) errors did not result in a material change in the results of operations for the period ended March 31, 2010, but the reclassification adjustments are reflected in the table below.

The Company also discovered that in certain instances, invoices for services received ($35,000) were not reflected in the appropriate interim periods which should have been included in general and administrative expenses.

The following table illustrates the changes in the results of operations for March 31, 2010 as compared to those previously reported in our Form 10-Q originally filed on May 17, 2010:

Three months ended March 31, 2010

	As Reported	Change	As Restated
Sales	$1,131,103	(65,408)	1,065,695
Cost of sales	1,006,194	9,246	1,015,440
Gross margin	124,909	(74,654)	50,255

General and administrative expenses	293,582	86,000	379,582

Loss from operations	(168,673)	(160,654)	(329,327)

Other expense	(122,000)	122,000	-

Net loss	(309,524)	(38,654)	(348,178)
Net (loss) per common share:
Basic and diluted	(0.04)	-	(0.04)

For balance sheet purposes, as of March 31, 2010, the above error corrections resulted in an increase of previously reported costs in excess of billings of $1,146 to $474,788  (previously reported $473,642); and an increase in accounts payable of $39,800 to $841,749 (previously reported $801,949).

For cash flow purposes, the above corrections to our reported net loss were off-set by corresponding increases to accounts payable and costs in excess of billings, therefore, there was no change in our previously reported cash used in operations and investing activities, or provided by financing activities.
The above corrections, along with others in subsequent periods, are properly reflected in our annual financial statements as of and for the year ended December 31, 2010.

Note 7 - Common Stock

During the three months ended March 31, 2011the Company entered into the following equity and equity-linked transactions:

On March 22, 2011 the Company settled its previously accrued consulting fees with Anney Business Corp., a related entity, of $181, 211in exchange for 302,018 shares of common stock.  The Company reviewed the substance of the transaction in accordance with GAAP which indicates such settlements are generally recognized as capital contributions.  The Company’s management determined the substance of the transaction did not constitute a capital contribution, therefore, a gain of approximately $157,000 was recognized on the settlement of the previously accrued obligation.

On March 24, 2011, the Company issued an aggregate of 1,666,667 shares of common stock in exchange for $250,000 in cash to certain investors including our board members Messrs. Amit Barzelai, Uri Wittenberg and Hagai Langstadter.  As part of the issuance for cash, the Company issued 283,333 shares of common stock, with a fair market value of approximately $23,000, as reduction of equity for capital raising costs.

On March 24, 2011I the Company issued an aggregate of 2,265,057 shares of common stock in exchange for notes payable with a principal balance of $300,000 and accrued interest of $45,000. The entire amount of debt and accrued interest settled represented transactions with related parties.

Note 8 – Subsequent Events

In April, 2011, we engaged the services of Strategic Global Advisors, LLC (“SGA”) as our investor relations consultant under a one year agreement calling for fees of $7,500 per month.  In addition we issued 500,000 shares to SGA and granted them a five year option to purchase an additional 500,000 shares at an exercise price of $0.15 per share.

In April 2011, the Company’s Board of Directors approved an agreement whereby $408,000 of accrued obligations owed by our Company to Zahir Teja, our President and Chief Executive Officer was converted into 2,720,000 additional shares of our common stock, at a conversion price of $0.15 per share.

In April 2011, the Company issued an aggregate of 1,000,000 additional shares of its common stock to four members of our Board of Directors and granted to such persons options to purchase an aggregate of 1,000,000 additional shares at an exercise price of $0.15 per share.

In May 2011 $116,000 in cash was raised through the issuance of 773,333 shares of common stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information set forth in Management's Discussion and Analysis or Plan of Operations ("MD&A") may contains certain "forward-looking statements" including, among others (i) expected changes in the Company's revenues and profitability, (ii) prospective business opportunities and (iii) the Company's strategy for financing its business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “estimates,” “intends,” “plan” “expects,” “may,” “will,” “should,” “predicts,” “anticipates,” “continues,” or “potential,” or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements.  These forward-looking statements relate to the plans, objectives and expectations of the Company for future operations. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this Quarterly Report on Form 10-Q should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

You should read the following discussion and analysis in conjunction with the Financial Statements and Notes attached hereto, and the other financial data appearing elsewhere in thisQuarterly Report on Form 10-Q.

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

•	Studies for Life Extension of Aging Equipment - Analyze obsolescence, supportability, maintainability, and recommend future design for replacement.
•	Manufacture – Design, engineer, and produce per customer specifications.
•	Manufacture New – Legacy equipment under license of Original Equipment Manufacturer (OEM).
•	Remanufacture – Aged equipment to virtually new condition and warranty them as new.
•	Parts Trading - Supply other support parts for various equipment on a retail basis.

The types of contracts we generally enter into are as follows:

•	Long term manufacturing and design contract – generally, contracts which have expected durations of more than twelve months.
•	Short term manufacturing contracts and orders – generally, orders for a specific unit which require less than twelve months of work to complete.
•	Remanufacturing orders and contracts – generally, orders for a specific unit and requires less than twelve months of work to complete.
•	Parts trading – generally, these orders are for parts that are not manufactured by the Company; and the Company buys and sells these parts with limited added value.
•	Study contracts – generally, these contracts are for general services related to the conducting of feasibility and proof of concept studies on items requested by the customer.

We have historically had success with forming partnerships with large, well-known OEM’s in the defense industry in order to develop our manufacturing and remanufacturing niche.  Based on these historic successes we recently entered into a licensing agreement with DRS Environmental Systems, Inc. (a subsidiary of DRS Technologies, Inc., which is a wholly-owned subsidiary of Finmeccanica S.p.A).  Management believes this agreement provides us with proprietary technical data to increase our manufacturing. With this data it is very likely we can get contracts on a sole-source basis to manufacture and remanufacture equipment which we have already been providing and manufacture other products we have not yet had the opportunity to provide.  We also believe this agreement could lead to higher volume contracts in the areas of our expertise.  As of the date of this report, we have not executed any definitive contracts under this agreement nor is there any assurance that we will in the near-term.

Results of Operations

During the three months ended March 31, 2011 the Company was in a very precarious financial position primarily related to the lack of success in obtaining the working capital necessary to pay our obligations timely which, correspondingly, prevented us from fulfilling our open customer orders; producing from our backlog; and generating sufficient operational cash flows. Due to the Company’s financial situation and lack of working capital, the Company significantly reduced its general and administrative expenses, and recognized approximately $157,000 on the settlement of the previously accrued obligation which resulted in the Company showing approximately 55% less in net operating loss from operations than the same period 2010.

The following is a detailed discussion of our results for the periods presented in this report:

Revenue

For the current period ended March 31 we recognized approximately $12,000 of revenue primarily related to finalizing immaterial open items on products that were in previous periods.  This substantial decline in revenue from the 2010 comparable period is a direct result of our inability to obtain parts and services from outside vendors necessary to complete and ship our products beginning in mid-2010.

If we are successful in obtaining the necessary additional capital we expect increases in our revenue in the second half of 2011 and into 2012.  These increases are expected to be substantially generated from the completion of the first phase of the USAF trailer program; the next phase of the trailer program in which we believe we will be able to achieve at a lower cost than that of the first; and expected orders obtained from our DRS licensing agreement as discussed in our Form 10-K filed on May 16, 2011; however, there are no assurances that these expectations will be realized.

Cost of Sales

Our cost of sales decreased from $1,015,440 for the three months ended March 31, 2010 to $94,286 for the three months ended March 31, 2011. The Company believes that it will be able to achieve lower cost of sales if it is able to raise additional working capital and deliver on its backlog. Based on its previous experience management believes that profit margins will increase, but there can be no assurance that this will actually occur.

General and Administrative Expenses

Quarter ended March 31, 2011, our general and administrative expenses decreased by $260,693compared to the same period in 2010.

In this quarter ended March 31, 2011, salaries accounted for approximately 30% of our general and administrative expenses which represented a decline from the comparable period in 2010 due to a reduction in our administrative staff in 2011.

Legal, accounting, and consulting fees, which accounted for approximately 8%of the total general and administrative expenses in 2011 due to increases in the costs of our annual audit; and reviews of our interim financial statements. The company experienced increases in our business and marketing consulting services in the first quarter of 2011.

Our other general and administrative expenses which primarily consist of utilities, travel to support our marketing and capital raising efforts, and rent, remained relative flat for the periods presented.

In quarter ended March 31, 2011, we were able reduce some of our general and administrative expenses through salary reductions with our officers, reductions in our overall workforce, and the elimination of consulting agreements.  We expect to maintain these reduced expense levels until such time we are able obtain additional financing and increase our manufacturing as discussed above.

Other Expenses

In quarter ended March 31, 2011, we experienced a slight increase in our other expenses primarily related to interest expense for our outstanding debt and debt extension incentives. We expect this to increase in 2011 through which time we are successful at either paying off the debt with cash or converting to shares of our common stock as many of these debts are in default and provide our creditors with penalty provisions as discussed in our notes to our consolidated financial statements.

Summary of Liquidity

We have produced poor financial results in Quarter ended March 31, 2011 from our operations even though we maintained a reasonable amount of backlog largely because of our inability to pay current obligations. The lack of working capital prohibited us from being able to execute a necessary amount of contract work during this quarter to meet these obligations timely.

In March, 2011, we successfully converted $300,000 of the aggregate principal amount of certain obligations into common shares of the Company at $ 0.15 per share which was at a premium to the market price of our common shares at the time of conversion.  At the same time, our Board of Directors approved the raising of up to $1,000,000 in equity through private placement offerings of our common shares of stock at $0.15 a share. To date, we have raised $356,000 through the private placement offering; however, there is no assurance we will achieve continued success.

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

Cash Flows

As noted above the Company has experienced poor operational cash flows beginning in late 2009 and continuing through 2010, and into early 2011.  Operational cash outlays were partly off-set by the deferral of a significant portion of vendor obligations.  The Company is no longer in a position to defer these payments and will require significant working capital infusions in the near future; failing which it may have to cease operations.

Investing activities through 2010 consisted only of equipment purchases essential to maintaining the reduced level of operations for much of the year.  At the present time, the Company does not believe that it will need to make significant capital expenditures for equipment purchases to begin to increase its level of business for the remainder of 2011.

For the twelve months ended December 31, 2010, as further discussed above, the Company was unsuccessful in obtaining significant capital through debt or equity financings.  As further noted above, in early 2011, the Company has begun an aggressive plan to raise capital primarily through private placements of equity or equity type securities.

Sources of Liquidity

In March 2011 new members were nominated to the Board and subsequently, the new Board approved to raise up to $1,000,000 by private placement of our common shares at $0.15 per share of which the Company has raised $356,000 as of the date of this report.  There can be no assurance that the Company will be successful in raising the much needed additional capital.

 In April 2011, the Company engaged the services of Strategic Global Advisors LLC an Investor Relations company to assist in generating market awareness of the Company.

The Company’s plan, subject to being able to raise additional capital, is to generate cash from operations through its existing backlog and from obtaining new orders through its recently executed DRS agreement as discussed above. The US Armed Forces maintains a significant inventory of Ground Support Equipment that has been deployed in harsh environments which has led to worn out or unreliable Ground Support Equipment. Furthermore, obsolescence issues may require some equipment to be replaced with new equipment or be remanufactured. When this equipment returns from these environments, it requires major overhaul and maintenance.  The Company believes it has positioned itself to be at the forefront within this sector with our technical skills and licenses in place.

Debt Obligations

The Company is in the process of raising both equity capital through private placement and other debt financing to fund the working capital demand.  In March 2011, a group of three (3) note holders converted an aggregate principal amount of $300,000 in notes to equity.  Currently we are in default on most of our outstanding notes payable.  We have offered the same conversion terms and conditions to the other note holders.  To date we have been unsuccessful in converting additional notes, however, these negotiations are on-going.

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

Revenue Recognition

We are currently engaged in the manufacture of aircraft engine trailers for the United States Air Force (“USAF”).  Due to the long-term nature of the project we recognize revenue using the percentage of completion method.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended March 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Our company is not a party to any pending legal proceeding and no legal proceeding is contemplated or threatened as of the date of this quarterly report.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk and should only be considered by investors who can afford a total loss of their investment in our shares. Prospective investors should carefully consider the risks described below, together with all of the other information included or referred to in our Annual Report on Form 10-K for the fiscal year ended December31, 2010, before purchasing shares of our common stock. There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. The risks described below are not the only ones we will face. If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of our common stock could decline and investors in our common stock could lose all or part of their investment.

Risks Related To Our Business

Our auditors have issued a going concern opinion on our financial statements

As a result of our loss from operations and working capital deficit as at March 31, 2011, our independent accountants have expressed doubt as to our ability to continue as a going concern in their opinion and audit of our financial statements as at December 31, 2010 and for the fiscal year then ended.

We may fail to continue as a going concern, in which event you may lose your entire investment in our shares.

We have historically operated at a loss and may continue to do so. Failure to properly execute our current business plan may result in our inability to continue as a going concern. We require raising additional capital in order to sustain our ongoing operations.

We have historically incurred losses, have a working capital deficit, have significant accounts payable and until recently have been unable to pay our obligations. A substantial portion of our obligations are owed to key vendors which are critical to the operations in our business.  If we are unable to work out terms or pay in full within the near future it may have a material effect upon our ability to continue operations. We have minimal current assets to meet our outstanding obligations at March 31, 2011 and as of the date of this report. Although we obtained additional equity financing in early 2011 and used a portion of the proceeds to pay certain the above obligations, there can be no assurance that we will be able to pay ongoing obligations in the ordinary course of business as they occur in the future.

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

We generate significant amounts of our total sales from five major customers. The loss of any of these customers could have a material adverse impact on our business.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Please see our Form 10-K for the fiscal year ended December 31, 2010 for a detailed description of our securities issued through December 31, 2010.  The following provides an additional description of those equity securities during the three months ended March 31, 2011 and through the date of this report:

On March 22, 2011 the Company settled its previously accrued consulting fees with Anney Business Corp., a related entity, of $181, 211in exchange for 302,018 shares of common stock.  The Company reviewed the substance of the transaction in accordance with GAAP which indicates such settlements are generally recognized as capital contributions.  The Company’s management determined the substance of the transaction did not constitute a capital contribution, therefore, a gain of approximately $157,000 was recognized on the settlement of the previously accrued obligation.

On March 24, 2011, the Company issued an aggregate of 1,666,667 shares of common stock in exchange for $250,000 in cash to certain investors including our board members Messrs. Amit Barzelai, Uri Wittenberg and Hagai Langstadter.  As part of the issuance for cash, the Company issued 283,333 shares of common stock, with a fair market value of approximately $23,000, as reduction of equity for capital raising costs.

On March 24, 2011I the Company issued an aggregate of 2,265,057 shares of common stock in exchange for notes payable with a principal balance of $300,000 and accrued interest of $45,000.  Of the total amount settled, the entire amount was with related parties.

In April, 2011, we engaged the services of Strategic Global Advisors, LLC (“SGA”) as our investor relations consultant under a one year agreement calling for fees of $7,500 per month.  In addition we issued 500,000 shares to SGA and granted them a five year option to purchase an additional 500,000 shares at an exercise price of $0.15 per share.

In April 2011, the Company’s Board of Directors approved an agreement whereby $408,000 of accrued obligations owed by our Company to Zahir Teja, our President and Chief Executive Officer was converted into 2,720,000 additional shares of our common stock, at a conversion price of $0.15 per share.

In April 2011, the Company issued an aggregate of 1,000,000 additional shares of its common stock to four members of our Board of Directors and granted to such persons options to purchase an aggregate of 1,000,000 additional shares at an exercise price of $0.15 per share.

In May 2011 $116,000 in cash was raised through the issuance of 773,333 shares of common stock.

Item 3.	Default upon Senior Securities.

As at the date of this Report, the Company is in default in its payment obligations with respect to $110,920 of notes payable.  Although the holders of these notes have not accelerated the indebtedness evidenced by such notes, and the Company is in discussions with certain of the note holders seeking to cause them to convert such notes to equity, there is no assurance that the Company will be successful in such efforts, that it will obtain alternative equity or debt financing to enable it to retire such defaulted notes, or that the holders of such notes will not accelerate the indebtedness and commence legal proceedings to collect.

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

Phoenix International Ventures, Inc.
(Registrant)

May 23, 2011	By:	/s/ Zahir Teja
Zahir Teja
President and Chief Executive Officer

INDEX TO EXHIBITS

No.	Exhibit
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.